Form 10-K
period 2015-08-31
eBizware, Inc.
filed 2015-11-19
CIK 1627041

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2015

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

eBizware, Inc.

(Name of Registrant in its Charter)

Delaware	333-201239	61-1633330
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

5251 West 116th Place, Suite 200

Overland Park, KS 66211

 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 913.826.6888

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	Outstanding Shares at November 16, 2015
Common Stock, par value $.001 per share	5,280,000

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

      .Yes  X . No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        . Yes   X . No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X . Yes      . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  X . Yes       . No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X . Yes      . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer       .

Accelerated filer      .

Non-accelerated filer      .

Smaller reporting company  X .

(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      . Yes   X . No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $39,000

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes      .  No      .

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that look to future events and consist of, among other things, statements about our anticipated future income including the amount and mix of revenue among type of product, category of customer, geographic region and distribution method and our anticipated future expenses and tax rates. Forward-looking statements include our business strategies and objectives and include statements about the expected benefits of our strategic alliances and acquisitions, our plans for the integration of acquired businesses, our continued investment in complementary businesses, products and technologies, our expectations regarding product acceptance, product and pricing competition, cash requirements and the amounts and uses of cash and working capital that we expect to generate and statements including such words as “may,” “believe,” “plan,” “expect,” “anticipate,” “could,” “estimate,” “predict,” “goals,” “continue,” “project,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks, uncertainties and assumptions that are difficult to predict, including those identified below in Item 1A, “Risk Factors” as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We cannot assume responsibility for the accuracy and completeness of forward-looking statements, and we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Item 1. Business

eBizware.com, Inc. (the “Company”), a Delaware corporation, was formed on December 31, 2013. The Company is headquartered at 5251 West 116th Place, Suite 200, Overland Park Kansas 66211. The Company was formed to continue the development and distribution of a software solution that provides visual online data resource for our customers to integrate with third party implementations.

The exchange of data is a constant problem for most organizations no matter what their size. eBizware began operations with the intent of providing customers with middle-ware applications. Our tools allow for the customer to attach our software to their resident database, no matter the manufacturer, via an online connection string builder. Once the customer’s database is attached to the eBizware tool, you have the ability, through our online resource, resident or on one of our servers, to choose the data you would like to distribute and how you would like to distribute it. eBizware offers several standard delivery options, the system can deliver a .csv file (comma separated value file), a txt file, web service or API (application programming interface), all without any additional programming or resources.

The system is currently operational and in production for one customer. We are working towards the next release, which will include a complete Email Notification Factory. The email factory will allow current customers the ability to map the data from our production system and create bulk email notifications from those results. The factory is in beta testing now and should be able to be in production within the next 60 days.

The Company began generating revenue in September 2014 and has several options to increase the revenue. Our revenue model is a subscription service, paid monthly prior to the beginning of that month.

The Company registered its common stock on a Form S-1 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(b) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

Item 1A. Risk Factors.

IN ADDITION TO THE OTHER INFORMATION PROVIDED IN THIS REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN EVALUATING OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, THAT WE CURRENTLY DEEM IMMATERIAL OR THAT ARE SIMILAR TO THOSE FACED BY OTHER COMPANIES IN OUR INDUSTRY OR BUSINESS IN GENERAL, SUCH AS COMPETITIVE CONDITIONS, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THE OCCURRENCE OF ANY OF THE FOLLOWING RISKS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

If the market chooses to buy competitive products and services, the Company will not be financially viable.

Although the Company believes that its products will be of commercial usefulness, there is no verification by the marketplace that the Company’s products and services will be purchased by customers. If the market chooses to buy competitive products and services, it may be more difficult for the Company to be profitable and the Company's business would be substantially harmed. The Company believes that the purchase of its products is also highly dependent on perceptions of risk, financial viability of the Company, ability to provide related services and support, and other factors including brand perception, references, and commercial linkage between these sales and other products and services. If the Company is not able to manage these perceptions, it may not be able to meet its forecasts and projections.

The Company’s competitors are larger and have greater resources, giving them the ability to utilize commercial practices that prevent customers from buying the Company’s products and services.

The Company's competitors are other software development companies, especially those that are focused on offering electronic medical record solutions such as Cerner. Many of our competitors are larger and have resources greater than those of the Company; therefore, there can be no assurance that potential customers will buy from the Company, as opposed to the Company's competitors. If potential customers do not buy from the Company, the Company's business would be significantly harmed. Competitors may also have greater leverage and stronger relationships with their customers, as well as the ability to offer lower prices, which could affect the Company’s ability to procure customers or cause customers to change vendors.

We may be unable to obtain listing of our common stock on a more liquid market.

We have filed our application to be quoted on the FINRA'S OTC Bulletin Board ("OTCBB"), which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on the OTCBB or any automated quotation system or national securities exchange.

The Company’s business plan is highly sensitive to many factors, and thus Company performance is not easily predictable.

Software development is a quickly changing environment and is sensitive to many factors, including competition with larger companies, market demand, research and development expenditures, and the ability to stay competitive in the applicable industry. Given these and other market factors, the Company cannot predict with certainty its short- and long-term performance and profitability. In addition, even if the Company achieves profitability, given these many factors affecting the Company’s business, the Company may not be able to maintain profitability in the future.

If the Company does not manage growth effectively, the Company’s business could be harmed.

Resource infrastructure and a significant sales plan will be required to realize the Company’s growth strategy. Operations growth will place significant demands on the management and other resources of the Company, which demands are likely to continue. To manage future growth, the Company will need to continue to attract, hire and retain highly skilled and motivated officers, managers and employees for:

1.

Sales, marketing, business development and customer service;

2.

Technical support, software development and integration;

3.

Operational and financial management; and

4.

Training, integrating and managing the growing employee base.

The Company may not be successful in selecting, managing or expanding its operations and markets or maintaining adequate management, financial and operating systems and controls. The Company may not be able to achieve desired geographic expansion without additional investment.

Experience of management may not be adequate to achieve projections.

While the Company’s officers have history in working with growth companies, there is no guarantee that such experience will ensure that the company will reach its projections. Success in this industry has many factors that our management team cannot control: the general economy; rapid deployment of competitor offerings; ability to protect our intellectual property; and other macroeconomic factors.

Item 2. Properties

The Company has no properties and at this time has no agreements to acquire any properties. The Company has office space based on a month to month lease with Regus. The monthly payment is $59.

Item 3. Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company's securities. The Company is currently in the process of applying for quotation of its securities on the OTC Bulletin Board. The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible. As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market. In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board.

As of August 31, 2015, there were 8 shareholders of record of our common stock. The Company has not paid any dividends and does intend to declare or pay any cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

Revenue. The Company generated $45,000 in revenues from a related party for the year ended August 31, 2015 compared to $0 in the period ended August 31, 2014.

Total Expenses. The Company incurred operating expenses for the year ended August 31, 2015, in the amount of $49,798 compared to $542 for the period ended August 31, 2014.

Net Loss. The Company incurred losses for the year ended August 31, 2015, in the amount of $4,798 compared to a loss for the period ended August 31, 2014 in the amount of $542.

Liquidity and Capital Resources

Property and Equipment. The Company currently owns no equipment.

In 2015, the Company issued 65,000 shares of its common stock for $3,250 in cash.

Balance Sheet Data	August 31, 2015	August 31, 2014
Cash	$8,917	$500
Total Assets	$23,917	$500
Total Liabilities	$25,507	$542
Shareholders’ Deficit	$(1,590)	$(42)

The cash flows from operating activities for the year ended August 31, 2014 were $4,231 compared to cash used in operating activities for the period ended August 31, 2014 of $ (542).

The cash flows from financing activities for the year ended August 31, 2014 were $4,186 compared to the period ended August 31, 2014 of $1,042.

The cash flows from investing activities for the year ended August 31, 2014 were $0 compared to the period ended August 31, 2014 of $0.

Going Concern

The independent auditors' report accompanying our August 31, 2015 and 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of August 31, 2015.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Effect of Recently Issued Accounting Pronouncements

In August 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Director and Stockholders

eBizware, Inc.

Overland Park, KS

We have audited the accompanying balance sheets of eBizware, Inc. (the “Company”) as of August 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the year ended August 31, 2015 and the period from December 31, 2013 (inception) through August 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eBizware, Inc. as of August 31, 2015 and 2014 and the result of its operations and its cash flows for the year ended August 31, 2015 and the period from December 31, 2013 (inception) through August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net losses and lacks of operational history, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 16, 2015

eBizware, Inc.
Balance Sheets

	August 31, 2015	August 31, 2014
ASSETS
CURRENT ASSETS
Cash	$8,917	$500
Accounts receivable, related party	15,000	-
Total current assets	23,917	500

TOTAL ASSETS	$23,917	$500

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$6,529	$-
Accounts payable, related party	18,978	542
Total current liabilities	25,507	542

TOTAL LIABILITIES	25,507	542

STOCKHOLDERS' DEFICIT
Preferred stock; $0.0001 par value, authorized: 75,000,000 shares, none issued and outstanding	-	-
Common stock; $0.0001 par value, authorized: 500,000,000 shares 5,065,000 and 5,000,000 shares issued and outstanding	507	500
Additional paid-in capital	3,243	-
Accumulated deficit	(5,340)	(542)
Total stockholders' deficit	(1,590)	(42)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,917	$500

The accompanying notes are an integral part of these financial statements

eBizware, Inc.
Statements of Operations

	Year Ended August 31, 2015	December 31, 2013 (Inception) through August 31, 2014

REVENUE
Software revenue from related party	$45,000	$-

OPERATING EXPENSES
General and administrative expense	49,798	542

TOTAL OPERATING EXPENSES	49,798	542

NET LOSS BEFORE INCOME TAXES	(4,798)	(542)

INCOME TAX EXPENSE	-	-

NET LOSS	$(4,798)	$(542)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	5,000,753	5,000,000

The accompanying notes are an integral part of these financial statements

eBizware, Inc.
Statement of Stockholders' Deficit
December 31, 2013 (Inception) Through August 31, 2015

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance - December 31, 2013 (inception)	5,000,000	$500	-	$-	$-	$-	$500

Net loss	-	-	-	-	-	(542)	(542)

Balance - August 31, 2014	5,000,000	$500	-	$-	$-	$(542)	$(42)

Issuance of common stock for cash	65,000	7	-	-	3,243	-	3,250

Net loss	-	-	-	-	-	(4,798)	(4,798)

Balance - August 31, 2015	5,065,000	$507	-	$-	$3,243	$(5,340)	$(1,590)

The accompanying notes are an integral part of these financial statements.

eBizware Inc
Statements of Cash Flows

	Year Ended August 31, 2015	December 31, 2013 (Inception) through August 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,798)	$(542)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities
Accounts receivable, related party	(15,000)	-
Accounts payable	6,529	-
Accounts payable, related party	17,500	-
Net cash provided by (used in) operating activities	4,231	(542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	3,250	500
Net advances from related party	936	542
Net cash provided by financing activities	4,186	1,042

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,417	500
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	500	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,917	$500

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

eBizware, Inc.

Notes to Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

eBizware Inc. (the “Company”), was incorporated in the State of Delaware on December 31, 2013 and established a fiscal year end of August 31. The Company is engaged in the electronic management and appointment of licensed producers in the insurance industry of the United States.

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

Going concern

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

The company was recently formed and has not established sufficient operations or revenues to sustain the company. The Company has incurred net losses and lacks operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company plans on raising capital though the sale of equity or debt instruments to implement its business plan.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair value of financial instruments and fair value measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

•

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

•

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of August 31, 2015.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at August 31, 2015 or 2014.

Accounts receivable and allowance for doubtful accounts

Accounts receivables may result from our brand development and marketing, distribution and sales services. Management must make estimates of the un-collectability of accounts receivable. Management specifically analyzed customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

As of August 31, 2015, the company has a total outstanding receivable balance from related party of $15,000. There was no allowance for doubtful accounts as of August 31, 2015.

 Revenue recognition

The Company will recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Income taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. As of August 31, 2015, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At August 31, 2015 and 2014, there were no outstanding common share equivalents.

Recent Accounting Pronouncements

In August 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE – 3 – RELATED PARTY TRANSACTIONS

The following table summarized the Company’s accounts payable, related party for the fiscal 2015 and 2014:

Balance – December 31, 2013 (Inception)		$-
Increase due to net advances from related party	(1)	542
Balance – August 31, 2014		542
Increase in accounts payable to related party	(2)	17,500
Increase due to net advances from related party	(1)	936
Balance – August 31, 2015		$18,978

(1)

Represents amounts owed to Mark DeFoor, the Company’s President and CEO, for advances made to the Company. The amount due is unsecured, due on demand, and bears no interest.

(2)

Represents $17,500 owed to simTraction LLC, a Company in which Mark DeFoor is a member, for web development services provided to the Company.

On June 30, 2014, the Company signed a two year service agreement with a related party, Cool Creek Solutions. An immediate family member of the Company’s President and CEO was a member of Cool Creek Solutions. Cool Creek Solutions, LLC is paying the Company a fixed fee of $3,750 per month for a period of 2 years for software services. As of August 31, 2015, accounts receivable from Cool Creek totaled $15,000.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common stock sold for cash

On December 31, 2013, the Company issued 5,000,000 shares for $500 at a price of $0.0001 per share.

On August 26, 2015, the Company issued 55,000 shares for $2,750 at a price of 0.05 per share. These shares were sold to relatives of the President and CEO of the Company.

On August 31, 2015, the Company issued 10,000 shares for $500 at a price of $0.05 per share.

NOTE 5 – INCOME TAXES

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets consist of net operating loss carryforward. The net deferred tax asset has been fully offset by a valuation allowance because of the Company's history of losses.

The Company’s approximate net deferred tax asset as of August 31, 2015 and 2014 is as follows:

	2015	2014
Deferred Tax Asset:
Net operating loss carry forward	$2,029	$206
Valuation allowance	(2,029)	(206)

Net deferred tax asset	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended August 31, 2015 and 2014 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The Company’s accumulated loss carryforward of $5,340 as of August 31, 2015 will expire in 2034.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

On January 21, 2014, the Company entered into a lease agreement with Regus Management. The agreement was for a term of twelve months. As of August 31, 2015, the Company completed its’ lease obligation and now operates on a month to month basis. The monthly rent expense is $59.

NOTE 7 - MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

Concentration of Revenue

On June 30, 2014, the Company signed a two year service agreement with a related party, Cool Creek Solutions. Cool Creek Solutions, LLC is paying the Company a fixed fee of $3,750 per month for a period of 2 years. The service agreement is effective on September 20, 2014. 100% of the Company’s revenue of $45,000 during the year ended August 31, 2015 was generated under this agreement.

Concentration of Accounts Receivable

At August 31, 2015, one customer accounts for 100% of accounts receivable.

NOTE 8 – SUBSEQUENT EVENTS

In September 2015, the Company issued 215,000 shares of common stock to investors for $10,750.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have no reportable events or disagreements with our current or prior auditors.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1)

We do not have an Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2)

 We did not maintain appropriate segregation of duties. As of August 31, 2015, the Company did not require dual signature on the Company’s bank accounts. Alternatively, the effect of this cash control issue was mitigated by the fact that the Company had limited transactions in its bank account.

3)

We did not elect a Chief Financial Officer. During 2015, Mark W. DeFoor acted as interim Chief Financial Officer even though he had not been duly elected by the board of directors.

4)

We have not implemented policies and procedures that provide for multiple levels of supervision and review. During 2015, Mark W. DeFoor, performed all accounting and reporting duties and there was no supervision and review.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to an exemption of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of August 31, 2015 has not been audited by our auditors or any other independent registered accounting firm.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows, whose terms expire at such time as their successors shall be elected and qualified, are as follows: :

Name	Age	Offices Held	Business Experience
Mark W. DeFoor 13108 Lamar Ave Overland Park, KS 66209	44	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Principle Accounting Officer, Sole Director

Mr. DeFoor has over 20 years of technical design and implementation experience. He brings the ability to architect and construct complex system solutions to most issues.

2010 – Present – Member – simTraction LLC - simTraction LLC provides business and technology consulting services.

December 31, 2013 – present - Chief Executive Officer, Secretary and Treasurer by the Company’s board of directors of eBizware Inc.

From November 13, 2007 through December 28, 2009 - Mr. DeFoor was the President and CEO and director of Title Starts Online Inc (OTCBB: TTSO). On December 28, 2009, Mr. DeFoor entered into a share exchange agreement to sell his shares to AMP Holdings, Inc., and he resigned from the board of directors on that date.

From November 11, 2011 through November 14, 2013 - Mr. DeFoor was an officer and director for publicly-traded SECURE NetCheckIn Inc (OTCBB: SNEC).

From June 2010 through December 2011 - Mr. DeFoor was an owner in nVestia which was established to provide financial advisor services. He resigned from that office and the board on November 14, 2013.

From January 1, 2012 through November 13, 2013 - Mr. DeFoor was the co-owner of a privately-held business that provided a technology solution for mortgage sales, processing, and back office services to regional banks.

From 1995 – present – Mr. DeFoor started, acquired and maintained more than two dozen successful companies in almost every industry. Each venture revolves around an inefficiency in a market which can be filled with a technical solution.

Management of the Company

The Company has no full time employees. Mark W. DeFoor is the sole officer and director of the Company. Mr. DeFoor is the majority stockholder. Mr. DeFoor will allocate a limited portion of time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by management and the potential demands of the activities of the Company.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Directors are elected to serve until the next annual meeting of stockholders and until their successor has been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified. No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities. No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

There are no agreements or understandings for the above-named officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Code of Ethics.

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has a sole stockholder and who serves as the director and officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code.

Corporate Governance.

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of one stockholder who serves as the corporate directors and officers. the Company has no activities, and receives no revenues. At such time that the Company has additional stockholder and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there is only one stockholder of the Company, there is no established process by which stockholder to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more stockholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11. Executive Compensation

The Company's officers and directors do not receive any compensation for services rendered to the Company, nor have they received such compensation in the past. The officers and directors are not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2015, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address	Amount of Beneficial Ownership	Percent of Outstanding Stock
Mark W. DeFoor 13108 Lamar Ave. Overland Park, KS 66209	5,000,000	98.72%

Mark W. DeFoor may be deemed to be a “parent” or “promoter” of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of her direct holdings in the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence

Our related parties are the following individuals and entities: Mark W. DeFoor is CEO, president and a director of the company, Cool Creek Solutions, LLC., in which the Mark W. DeFoor’ father, William DeFoor Jr., was a member, and simTraction LLC, in which the Mark W. DeFoor is a member.

As of August 31, 2015, $1,478 was owed to Mark DeFoor for advances. The amount due is unsecured, due on demand, and bears no interest.

As of August 31, 2015, $17,500 was owed to simTraction LLC for web development services

As of August 31, 2015, the Company had $15,000 in account receivable from Cool Creek Solutions, LLC for consulting revenue. Total revenue generated from Cool Creek Solutions, LLC during the year ended August 31, 2015 was $45,000.

On August 26, 2015, the Company issued 55,000 common shares to relatives of the President and CEO of the Company for cash proceeds of $2,750.

Item 14. Principal Accounting Fees and Services.

The Company has limited activities, no income and minimal expenses except for independent audit and Nevada state fees. The Company's president has donated her time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

Audit related fees for the year ended August 31, 2014:	$3,500
Audit related fees for the year ended August 31, 2015:	$7,750

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

Exhibit Index

Exhibit Number	Description
23.1	Report of Independent Accounting Firm(1)
31.1	Chief Executive Officer Certification under Section 302 of Sarbanes-Oxley Act of 2002(1)
31.2	Chief Financial Officer Certification under Section 302 of Sarbanes-Oxley Act of 2002(1)
32.1	Chief Executive Officer Certification under Section 906 of Sarbanes-Oxley Act 2002(1)
32.2	Chief Financial Officer Certification under Section 906 of Sarbanes-Oxley Act 2002(1)
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Changes in Stockholders’ Income (Loss) (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.(1)

(1)

Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

eBizware Inc.

Dated: November 18, 2015	By:	/s/ Mark W. DeFoor
Mark W. DeFoor
Chief Executive Officer, Secretary and Director