Form 10-Q
period 2015-11-30
eBizware, Inc.
filed 2016-01-14
CIK 1627041

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2015

OR

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

eBizware Inc.

(Name of Registrant in its Charter)

Delaware	333-201239	61-1633330
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

5251 West 116th Place, Suite 200

Overland Park, KS 66211

 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 913.826.6888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X .  No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      .     Accelerated filer      .     Non-accelerated filer      .     Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .  No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  X .  No      .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes      .  No      .

Applicable only to corporate issuers:

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at January 14, 2016
Common Stock, par value $.001 per share	5,280,000

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

eBIZWARE INC.
BALANCE SHEETS
(UNAUDITED)

	November 30, 2015	August 31, 2015
ASSETS

CURRENT ASSETS
Cash	$4,566	$8,917
Accounts receivable, related party	15,000	15,000
Total current assets	19,566	23,917

TOTAL ASSETS	$19,566	$23,917

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$18,159	$6,529
Accounts payable, related party	7,559	18,978
Total current liabilities	25,718	25,507

TOTAL LIABILITIES	25,718	25,507

STOCKHOLDERS' DEFICIT
Preferred stock; $0.0001 par value, authorized: 75,000,000 shares. Zero Shares issued and outstanding as of November 30, 2015 and August 31, 2015, respectively
	-	-
Common stock; $0.0001 par value, authorized: 500,000,000 shares. 5,280,000 and 5,065,000 Shares issued and outstanding as of November 30, 2015 and August 31, 2015, respectively
	528	507
Additional paid-in capital	13,972	3,244
Accumulated deficit	(20,652)	(5,340)
Total stockholders' deficit	(6,152)	(1,590)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,566	$23,917

The accompanying notes are an integral part of these unaudited financial statements

eBIZWARE INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended November 30, 2015	For The Three Months Ended November 30, 2014

REVENUE
Software revenue from related party	$11,250	$11,250

OPERATING EXPENSES
General and administrative expense	26,562	11,582

TOTAL OPERATING EXPENSES	26,562	11,582

NET LOSS BEFORE INCOME TAXES	(15,312)	(332)

INCOME TAX EXPENSE	-	-

NET LOSS	$(15,312)	$(332)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	5,272,198	5,000,000

The accompanying notes are an integral part of these unaudited financial statements

eBIZWARE INC.
STATEMENTS OF CASH FLOW
(UNAUDITED)

	For The Three Months Ended November 30, 2015	For The Three Months Ended November 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,312)	$(332)
Adjustments to reconcile net loss
to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable	11,630	4,059
Accounts payable - related party	(10,000)	-
Net cash (used in) provided by operating activities	(13,682)	3,727

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments to) advances from related party	(1,419)	2,958
Proceeds from sale of common stock	10,750	-
Net cash provided by financing activities	9,331	2,958

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,351)	6,685

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,917	500

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,566	$7,185

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

eBizware Inc.

Notes to Financial Statements

 For the three months ended November 30, 2015 and 2014

(UNAUDITED)

NOTE 1 -NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

eBizware Inc. (the “Company”), was incorporated in the State of Delaware on December 31, 2013 and established a fiscal year end of August 31. The Company is engaged in the electronic management and appointment of licensed producers in the insurance industry of the United States.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2016. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2015 Annual Report filed with the SEC on November 19, 2015.

Going concern

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

The company has not established sufficient operations or revenues to sustain the company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company plans on raising capital though the sale of equity or debt instruments to implement its business plan.

NOTE 2 - RELATED PARTY TRANSACTIONS

Related Party Payable

The Company had the following payables activity with related parties:

Balance – August 31, 2015		$18,978
Decrease in accounts payable related party	(1)	(10,000)
Decrease due to net repayment to related party	(2)	(1,419)

Balance – November 30, 2015		$7,559

(1)

Represents amounts paid to simTraction LLC for system development, Mark DeFoor, the Company’s President and CEO is a member of the related party.

(2)

Represents amounts repaid on advances from Mark DeFoor, the Company’s President and CEO.

Revenue and Accounts Receivable

On June 30, 2014, the Company signed a two-year service agreement with a related party, Cool Creek Solutions. An immediate family member of the Company’s President and CEO was a member of Cool Creek Solutions. Cool Creek Solutions, LLC is paying the Company a fixed fee of $3,750 per month for a period of 2 years for software services. As of November 30, 2015, accounts receivable from Cool Creek totaled $15,000.

NOTE 3 – STOCKHOLDERS’ DEFICIT

Common stock sold for cash

In September 2015 the Company issued 215,000 shares for $10,750 at a price of $0.05 per share.

NOTE 4 - MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

Concentration of Revenue

On June 30, 2014, the Company signed a two year service agreement with a related party, Cool Creek Solutions. Cool Creek Solutions, LLC is paying the Company a fixed fee of $3,750 per month for a period of 2 years. For the quarter ended November 30, 2015, revenue from Cool Creek Solutions, LLC was $11,250. 100% of the Company’s revenue of $11,250 during the three months ended November 30, 2015 was generated under this agreement.

Concentration of Accounts Receivable

At November 30, 2015, one customer who is a related party accounts for 100% of accounts receivable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Form 10-Q may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and to the insurance sector in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the Federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described under “Risk Factors” and the following:

•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	developments that may delay or limit our ability to enter new markets as quickly as we anticipate;

•	changes in technology that causes our product to be obsolete;

•	acceptance by our targeted customer of a competing product;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	loss of the services of any of our executive officers or other key personnel;

•	insufficient revenue to support further development or operation of the Company;

•	changes in accounting policies or practices;

•	changes in general economic conditions, including inflation, interest rates and other factors;

•	future litigation or governmental proceedings.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statements you read in this Form 10-Q reflect our views as of the date of this Form 10-Q with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. Before making an investment decision, you should specifically consider all of the factors identified in this Form 10-Q that could cause actual results to differ.

Overview

Company Overview

eBizware Inc. (the “Company”), a Delaware corporation, was formed on December 31, 2013. The Company is headquartered at 5251 West 116th Place, Suite 200, Overland Park Kansas 66211. The Company was formed to continue the development and distribution of a software solution that provides visual online data resource for our customers to integrate with third party implementations.

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

The system is currently operational and in production for one customer who is a related party. We are working towards the next release, which will include a complete Email Notification Factory. The email factory will allow current customers the ability to map the data from our production system and create bulk email notifications from those results. The factory is in beta testing now and should be able to be in production within the next 60 days.

The Company began generating revenue in September 2014 with a related party, and has several options to increase the revenue. Our revenue model is a subscription service, paid monthly prior to the beginning of that month.

Organizational Structure

Our Officer, Mark W. DeFoor, handle the operational business functions, including corporate administration and development responsibility. We have no employees. Our officers receive no salaries.

Products and Services

The Company provides customers with middle-ware applications. Our tools allow for the customer to attach our software to their resident database, no matter the manufacturer, via an online connection string builder. Once the customer’s database is attached to the eBizware tool, you have the ability, through our online resource, resident or on one of our servers, to choose the data you would like to distribute and how you would like to distribute it. eBizware offers several standard delivery options, the system can deliver a .csv file (comma separated value file), a txt file, web service or API (application programming interface), all without any additional programming or resources.

Risks, Uncertainties and Trends Relating to the Company and Industry

Web-based technology solutions are intensely competitive in the United States as many software development companies are focused on medical and healthcare applications. We have numerous competitors in the United States and elsewhere. Several of these competitors have already successfully marketed and commercialized products that compete with our products. Our success is dependent upon our ability to effectively and profitably produce, market, and sell our products. Our business strategy and success is dependent on the skills and knowledge of our management team. The marketability and profitability of our products is subject to unknown economic conditions, which could significantly impact our business, financial condition, the marketability of our products and our profitability. We are vulnerable to the current economic crisis which may negatively affect our profitability. Our success depends, in part, on the quality and operability of our products. Furthermore, the Company has no active sales staff so generating new clients may be difficult.

Results of Operations for the three months ended November 30, 2015.

Our revenue for the quarter was $11,250. We incurred a net loss in the amount of $15,312 for the three months ended November 30, 2015. Our expenses during the quarter consisted of audit and accounting fees of $1,600, professional fees of $15,000, computer and internet expenses of $4,095, lead expenses of $3,392, rent expense of $59, and office supplies of $68, and NAIC fees of $2,348. By comparison, our revenue for the three months ended November 30, 2014 was $11,250., we incurred a net loss in the amount of $332 for the three months ended November 30, 2014. Our expenses consisted of audit and accounting fees of $11,500, office supplies of $23, and rental expense of $59.

Liquidity and Capital Resources

As of November 30, 2015, we had total current assets of $19,566, consisting of cash of $4,566 and accounts receivable from related party of $15,000. We had current liabilities of $25,718.  Accordingly, we had a working capital deficit of $6,152 as of November 30, 2015.

On December 23, 2014, the Company commenced registration of its common stock by filing a Form S-1 registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) which was effective on August 24, 2015. Thereafter, during its offering, the Company sold 280,000 shares of common stock, par value $0.001, at a fixed price of $.05 per share in exchange for $14,000.

Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from financing activities in 2015, will be sufficient to finance our operations and planned capital expenditures through 2016.

We will continue to pursue traffic to our web site and actively seek new customers. We believe these actions will position us to capitalize on opportunities as they arise in the industry. However, there can be no assurance that these actions will be successful. Should volumes and revenues decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe would be sufficient to ensure that funds generated from operations, together with existing cash, would be sufficient to finance our current operations through 2016.

We may also seek to raise additional cash to fund future investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. Nor do we have any current plans to raise additional capital. However, we reserve the right to raise additional capital in the future in which case the percentage ownership of our shareholders would be diluted. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

Going Concern

As discussed in the notes to our financial statements, we have not established sufficient sources of revenue.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be likely for us to continue as a going concern.

Critical Accounting Policies and Estimates

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.eh

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Arrangements.

The Company did not have any contractual arrangements as of November 30, 2015.

Off-Balance Sheet Arrangements.

As of November 30, 2015, the Company did not have any off-balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

Item 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our CEO/CFO who does not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

Not applicable.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4 RESERVED.

Item 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statement of Operations, (iii) Condensed Statement of Changes in Stockholders’ Income (Loss) (iv) Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

eBizware Inc.

Dated: January 14, 2016	By:	/s/ Mark W. DeFoor
Mark W. DeFoor
President & Chief Financial Officer