Form 10-Q
period 2016-02-29
eBizware, Inc.
filed 2016-04-12
CIK 1627041

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

OR

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

eBizware Inc.

(Name of Registrant in its Charter)

Delaware	333-201239	61-1633330
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers:

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 11, 2016
Common Stock, par value $.001 per share	5,280,000

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

eBIZWARE INC.
BALANCE SHEETS
(UNAUDITED)
	February 29, 2016	August 31, 2015
ASSETS

CURRENT ASSETS
Cash	$1,357	$8,917
Accounts receivable, related party	18,750	15,000
Total current assets	20,107	23,917

TOTAL ASSETS	$20,107	$23,917

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$13,309	$6,529
Accounts payable - related party	7,559	18,978
Total current liabilities	20,868	25,507

TOTAL LIABILITIES	20,868	25,507

STOCKHOLDERS' DEFICIT
Preferred stock; $0.0001 par value, authorized: 75,000,000 shares, no shares issued and outstanding as of February 29, 2016 and August 31, 2015, respectively	-	-
Common stock; $0.0001 par value, authorized: 500,000,000 shares, 5,280,000 and 5,065,000 shares issued and outstanding as of February 29, 2016 and August 31, 2015, respectively	528	507
Additional paid-in capital	13,972	3,244
Accumulated deficit	(15,261)	(5,340)
Total stockholders' deficit	(761)	(1,590)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,107	$23,917

The accompanying notes are an integral part of these unaudited financial statements

eBIZWARE INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
	For The Six Months Ended February 29, 2016	For The Six Months Ended February 28, 2015	For The Three Months Ended February 29, 2016	For The Three Months Ended February 28, 2015

REVENUE
Software revenue from related party	$22,500	$22,500	$11,250	$11,250

OPERATING EXPENSES
General and administrative expense	32,421	16,610	5,859	5,028

TOTAL OPERATING EXPENSES	32,421	16,610	5,859	5,028

NET INCOME (LOSS) BEFORE INCOME TAXES	(9,921)	5,890	5,391	6,222

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(9,921)	$5,890	$5,391	$6,222

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	5,276,099	5,000,000	5,280,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements

eBIZWARE INC.
STATEMENTS OF CASH FLOW
(UNAUDITED)
	FOR THE SIX MONTHS ENDED FEBRUARY 29, 2016	FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,921)	$5,890
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable- related party	(3,750)	(3,750)
Accounts payable	6,780	4,000
Accounts payable - related party	(10,000)	-
Net cash provided by (used in) operating activities	(16,891)	6,140

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from (payments to) related party	(1,419)	-
Proceeds from sale of common stock	10,750	-
Net cash provided by financing activities	9,331	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,560)	6,199

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,917	500

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,357	$6,699

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

eBizware Inc.

Notes to Financial Statements

For the six months ended February 29, 2016

(UNAUDITED)

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

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2016. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2015 Annual Report filed with the SEC on November 19, 2015.

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

eBizware Inc.

Notes to Financial Statements

For the six months ended February 29, 2016

(UNAUDITED)

NOTE – 3 – RELATED PARTY TRANSACTIONS

Related Party Payable

The Company had the following payables activity with related parties:

Balance – August 31, 2015		$18,978
Decrease in accounts payable related party	(1)	(10,000)
Decrease due to net repayment to related party	(2)	(1,419)
Balance – February 29, 2016		$7,559

(1)

Represents amounts paid to simTraction LLC for system development, Mark DeFoor, the Company’s President and CEO is a member of the related party.

(2)

Represents amounts repaid on advances from Mark DeFoor, the Company’s President and CEO.

Revenue and Accounts Receivable

On June 30, 2014, the Company signed a two-year service agreement with a related party, Cool Creek Solutions. An immediate family member of the Company’s President and CEO was a member of Cool Creek Solutions. Cool Creek Solutions, LLC is paying the Company a fixed fee of $3,750 per month for a period of 2 years for software services. As of February 29, 2016, accounts receivable from Cool Creek totaled $18,750.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common stock sold for cash

In September 10, 2015 the Company issued 280,000 shares for $10,750 at a price of $0.20 per share.

NOTE 5 - MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

Concentration of Revenue

On June 30, 2014, the Company signed a two year service agreement with a third party, Cool Creek Solutions. Cool Creek Solutions, LLC is paying the Company a fixed fee of $3,750 per month for a period of 2 years. For the six months ended February 29, 2016, revenue from Cool Creek Solutions, LLC was $22,500. 100% of the Company’s revenue of $22,500 during the six months ended February 29, 2016 was generated under this agreement.

Concentration of Accounts Receivable

At November 30, 2015, one customer who is a related party accounts for 100% of accounts receivable

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

Results of Operations for the six and three months ended February 29, 2016 compared to February 28, 2015.

We generated related party revenue of $11,250 for the three months ended February 29, 2016. We incurred expenses of $5,859 and a net loss in the amount of $5,391 for the three months ended February 29, 2016. Our expenses during the quarter consisted of audit and accounting fees of $5,500, professional fees of $165, bank service charges of $25, misc charges of $144 and fees to the State of Delaware of $25. By comparison, we generated related party revenue of $11,250. We incurred expenses of $5,028 and net income in the amount of $6,222 for the three months ended February 28, 2015. Our expenses consisted of audit and accounting fees of $1,250, professional fees of $3,236 and misc fees of $542.

We generated related party revenue of $22,500 for the six months ended February 29, 2016. We incurred expenses of $32,421and a net loss in the amount of $9,921 for the six months ended February 29, 2016. Our expenses during period consisted of legal and accounting fees of $7,100, professional fees of $15,165, bank service charges of $25, and fees to the State of Delaware of $169, Computer and Internet expenses of $4,095, leads expense of $3,392, NAIC appointment fees of $2,348, office supplies of $68, and rent expense of $59. By comparison, we generated related party revenue of $22,500. We incurred expenses of $16,610 and net income in the amount of $9,921 for the six months ended February 28, 2015. Our expenses consisted of audit and accounting fees of $9,250, and professional fees of $3,236, misc fees of $4,042, office supplies expense of $23, and rent expense of $59.

Liquidity and Capital Resources

As of February 29, 2016, we had total current assets of $20,107, consisting of cash of $1,357 and accounts receivable from related party of $18,750. We had current liabilities of $20,868. Accordingly, we had a working capital deficit of $761 as of February 29, 2016.

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

Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from financing activities in 2016, will be sufficient to finance our operations and planned capital expenditures through 2017.

We will continue to pursue traffic to our web site and actively seek new customers. We believe these actions will position us to capitalize on opportunities as they arise in the industry. However, there can be no assurance that these actions will be successful. Should volumes and revenues decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe would be sufficient to ensure that funds generated from operations, together with existing cash, would be sufficient to finance our current operations through 2017.

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

Going Concern

As discussed in the notes to our financial statements, we have no established sufficient sources of revenue. This has raised substantial doubt for our auditors about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Critical Accounting Policies and Estimates

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Arrangements.

The Company did not have any contractual arrangements as of February 29, 2016.

Off-Balance Sheet Arrangements.

As of February 29, 2016, the Company did not have any off-balance sheet arrangements.

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

Item 4. RESERVED.

Item 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statement of Operations, (iii) Condensed Statement of Changes in Stockholders’ Income (Loss) (iv) Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

eBizware Inc.

Dated: April 11, 2016	By:	/s/ Mark W. DeFoor
Mark W. DeFoor
President & Chief Financial Officer