Form 10-Q
period 2016-05-31
eBizware, Inc.
filed 2016-06-30
CIK 1627041

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2016

OR

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

eBizware Inc.

(Name of Registrant in its Charter)

Delaware	333-201239	61-1633330
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at June 30, 2016
Common Stock, par value $.0001 per share	5,280,000

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

eBIZWARE INC.
BALANCE SHEETS
(UNAUDITED)
	May 31, 2016	August 31, 2015
ASSETS

CURRENT ASSETS
Cash	$229	$8,917
Accounts receivable, related party	26,250	15,000
Total current assets	26,479	23,917

TOTAL ASSETS	$26,479	$23,917

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$13,909	$6,529
Accounts payable, related party	7,559	18,978
Total current liabilities	21,468	25,507

TOTAL LIABILITIES	21,468	25,507

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.0001 par value, authorized: 75,000,000 shares, no shares issued and outstanding as of May 31, 2016 and August 31, 2015, respectively	-	-
Common stock; $0.0001 par value, authorized: 500,000,000 shares, 5,280,000 and 5,065,000 shares issued and outstanding as of May 31, 2016 and August 31, 2015, respectively	528	507
Additional paid-in capital	13,972	3,243
Accumulated deficit	(9,489)	(5,340)
Total stockholders' equity (deficit)	5,011	(1,591)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$26,479	$23,917

The accompanying notes are an integral part of these unaudited financial statements

eBIZWARE INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
	For The Nine Months Ended May 31, 2016	For The Nine Months Ended May 31, 2015	For The Three Months Ended May 31, 2016	For The Three Months Ended May 31, 2015

REVENUE
Software revenue from related party	$33,750	$33,750	$11,250	$11,250

OPERATING EXPENSES
General and administrative expense	37,899	18,773	5,478	2,163

TOTAL OPERATING EXPENSES	37,899	18,773	5,478	2,163

NET INCOME (LOSS) BEFORE INCOME TAXES	(4,149)	14,977	5,772	9,087

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(4,149)	$14,977	$5,772	$9,087

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	5,276,099	5,000,000	5,280,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements

eBIZWARE INC.
STATEMENTS OF CASH FLOW
(UNAUDITED)
	For The Nine Months Ended May 31, 2016	For The Nine Months Ended May 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,149)	$14,977
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts receivable- related party	(11,250)	(15,000)
Accounts payable	7,380	4,000
Accounts payable - related party	(10,000)	-
Net cash provided by (used in) operating activities	(18,019)	3,977

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from (payments to) related party	(1,419)	-
Borrowing on related party debt	-	3,500
Payments on related party debt	-	(3,441)
Proceeds from sale of common stock	10,750	-
Net cash provided by financing activities	9,331	59

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,688)	4,036

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,917	500

CASH AND CASH EQUIVALENTS - END OF PERIOD	$229	$4,536

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

eBizware Inc.

Notes to Financial Statements

For the nine months ended May 31, 2016

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

eBizware Inc. (the “Company”) was incorporated in the State of Delaware on December 31, 2013 and established a fiscal year end of August 31. The Company is engaged in the electronic management and appointment of licensed producers in the insurance industry of the United States.

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2016. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2015 Annual Report filed with the SEC on November 19, 2015.

Going concern

These unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

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

NOTE – 3 – RELATED PARTY TRANSACTIONS

Related Party Payable

The Company had the following payables activity with related parties:

Balance – August 31, 2015		$18,978
Decrease in accounts payable related party	(1)	(10,000)
Decrease due to net repayment to related party	(2)	(1,419)
Balance – May 31, 2016		$7,559

(1)

Represents amounts paid to simTraction LLC for system development, Mark DeFoor, the Company’s President and CEO is a member of the related party.

(2)

Represents amounts repaid on advances from Mark DeFoor, the Company’s President and CEO.

Revenue and Accounts Receivable

On June 30, 2014, the Company signed a two-year service agreement with a related party, Cool Creek Solutions. An immediate family member of the Company’s President and CEO was a member of Cool Creek Solutions. Cool Creek Solutions, LLC is paying the Company a fixed fee of $3,750 per month for a period of 2 years for software services. As of May 31, 2016, accounts receivable from Cool Creek totaled $26,250.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common stock sold for cash

In September 10, 2015 the Company issued 215,000 shares for $10,750 at a price of $0.05 per share.

NOTE 5 - MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

Concentration of Revenue

On June 30, 2014, the Company signed a two year service agreement with a related party, Cool Creek Solutions. Cool Creek Solutions, LLC is paying the Company a fixed fee of $3,750 per month for a period of 2 years. For the nine months ended May 31, 2016, revenue from Cool Creek Solutions, LLC was $33,750. 100% of the Company’s revenue of $33,750 during the nine months ended May 31, 2016 was generated under this agreement.

Concentration of Accounts Receivable

At May 31, 2016, one customer who is a related party accounts for 100% of accounts receivable

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

Results of Operations for the nine and three months ended May 31, 2016 compared to May 31, 2015.

We generated related party revenue of $11,250 for the three months ended May 31, 2016. We incurred expenses of $5,478 and a net income in the amount of $5,772 for the three months ended May 31, 2016. Our expenses during the quarter consisted of advertising and promotion of $2,593, professional fees of $185, auditing and accounting fees and NAIC appointment fees of $2,700. By comparison, we generated related party revenue of $11,250. We incurred expenses of $2,163 and net income in the amount of $9,087 for the three months ended May 31, 2015. Our expenses consisted of audit and accounting fees of $1,250, professional fees of $913.

We generated related party revenue of $33,750 for the nine months ended May 31, 2016. We incurred expenses of $37,899 and a net loss in the amount of $4,149 for the nine months ended May 31, 2016. Our expenses during period consisted of legal and accounting fees of $6,800, professional fees of $15,350, bank service charges of $25, and fees to the State of Delaware of $169, Computer and Internet expenses of $4,095, leads expense of $3,392, NAIC appointment fees of $5,348, office supplies of $68, advertising and promotion expense of $2,593, and rent expense of $59. By comparison, we generated related party revenue of $33,750. We incurred expenses of $18,773 and net income in the amount of $14,977 for the nine months ended May 31, 2015. Our expenses consisted of audit and accounting fees of $13,750, and professional fees of $4,149, miscellaneous fees of $792, office supplies expense of $23, and rent expense of $59.

Liquidity and Capital Resources

As of May 31, 2016, we had total current assets of $26,479, consisting of cash of $229 and accounts receivable from related party of $26,250. We had current liabilities of $21,468. Accordingly, we had a working capital of $5,011 as of May 31, 2016.

On December 23, 2014, the Company commenced registration of its common stock by filing a Form S-1 registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) which was effective on August 24, 2015. Thereafter, during its offering, the Company sold 280,000 shares of common stock, par value $0.0001, at a fixed price of $.05 per share in exchange for $14,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Arrangements.

The Company did not have any contractual arrangements as of May 31, 2016.

Off-Balance Sheet Arrangements.

As of May 31, 2016, the Company did not have any off-balance sheet arrangements.

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

eBizware Inc.

Dated: June 30, 2016	By:	/s/ Mark W. DeFoor
Mark W. DeFoor
President & Chief Financial Officer