Form 10-K
period 2016-08-31
eBizware, Inc.
filed 2016-12-15
CIK 1627041

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended August 31, 2016

OR

.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO _________

eBizware, Inc.

(Name of Registrant in its Charter)

Delaware	333-201239	61-1633330
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Unit B19, 9/F, Efficiency House, 35 Tai Yau Street

San Po Kong, Kowloon, Hong Kong

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 852-6194 4999

Not applicable.

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

At February 29, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $nil based on the closing sale price of the registrant’s common stock on February 29, 2016 of $nil per share.

As of December 12, 2016, 5,280,000 shares of the registrant’s common stock, par value $0.0001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

eBizware, Inc.

Form 10-K

August 31, 2016

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this report.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1. Business

Overview and Corporate History

eBizware.com, Inc. (the “Company”), a Delaware corporation, was formed on December 31, 2013. The Company is headquartered at Unit B19, 9/F, Efficiency House, 35 Tai Yau Street, San Po Kong, Kowloon, Hong Kong. The Company was formed to continue the development and distribution of a software solution that provides visual online data resource for our customers to integrate with third party implementations.

On August 12, 2016, in connection with the sale of a controlling interest in the Company, Mark W. DeFoor (the “Seller”), the Company’s Chief Executive Officer and Director entered into and closed on that certain Share Purchase Agreement (the “Agreement”) with 57 Society International Limited, (“57 Society”), a Hong Kong company, whereby 57 Society purchased from the Seller a total of 5,000,000 shares of the Company’s common stock (the “Shares”) for an aggregate price of $321,000. The Shares acquired represent approximately 94.70% of the issued and outstanding shares of common stock of the Company.

Subsequent to the Agreement, the Company discontinued its current business and is seeking new business opportunities and may seek businesses to acquire.

Our Business

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

The Company began generating revenue in September 2014. Our revenue model is a subscription service, paid monthly prior to the beginning of that month.

Following the sale of a controlling interest in the Company on August 12, 2016, management decided to discontinue the Company’s current business and is seeking new business opportunities by way of developing and launching a mobile device application (APP) that encourages community building centered around the use of a cloud-based APP. The concept for development of this APP surrounds the use of “Numbers 1-9” where products are expected to be customizable according to individual color preferences and suitable number combinations. The Company may also seek business to acquire.

Competition

Our competition includes other data integration service providers. Some of our competitors may have significantly greater financial, marketing and other resources than we do. Our competitors may undertake more far-reaching marketing campaigns, including Internet based advertisements, and adopt more aggressive pricing policies that may allow them to build larger customer and distribution bases than ours. Our competitor’s services may be equal or superior to our services or that achieve greater market acceptance than ours.

Employees

At August 31, 2016, we had no full-time employees. None of our employees are covered by collective bargaining agreements.

Available Information

We make available, free of charge, on or through our Internet website, at www.ebizware.com, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this Annual Report.

Our reports, registration statements and other information can be inspected on the SEC’s website at www.sec.gov and such information can also be inspected, and copies ordered, at the public reference facilities maintained by the SEC at the following location: 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the SEC’s public reference facilities may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included in this Annual Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment. Investors should read the section entitled “Cautionary Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this Annual Report.

Risks Related To Our Business and Financial Condition

There is substantial doubt as to our ability to continue as a going concern.

Historically, we had limited historical related party revenues, have suffered recurring losses from operations and have working capital of $1,292 as of August 31, 2016. Further losses are anticipated in the development of our business. Therefore, our continuation as a going concern is dependent upon our completion of a future financing. However, there is no assurance that we will be successful in completing such a financing. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and exploration activities will be adversely impacted. As a result, there is substantial doubt as to our ability to continue as a going concern.

The audit opinion and notes that accompany our consolidated financial statements for the year ended August 31, 2016, refer to the substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We do not have sufficient cash to fund planned operations or meet our obligations for the next 12 months without raising additional funds.

If the market chooses to buy competitive products and services, the Company will not be financially viable.

Although the Company believes that its products will be of commercial usefulness, there is no verification by the marketplace that the Company’s products and services will be purchased by customers. If the market chooses to buy competitive products and services, it may be more difficult for the Company to be profitable and the Company’s business would be substantially harmed. The Company believes that the purchase of its products is also highly dependent on perceptions of risk, financial viability of the Company, ability to provide related services and support, and other factors including brand perception, references, and commercial linkage between these sales and other products and services. If the Company is not able to manage these perceptions, it may not be able to meet its forecasts and projections.

The Company’s competitors are larger and have greater resources, giving them the ability to utilize commercial practices that prevent customers from buying the Company’s products and services.

The Company’s competitors are other software development companies, especially those that are focused on offering electronic medical record solutions such as Cerner. Many of our competitors are larger and have resources greater than those of the Company; therefore, there can be no assurance that potential customers will buy from the Company, as opposed to the Company’s competitors. If potential customers do not buy from the Company, the Company’s business would be significantly harmed. Competitors may also have greater leverage and stronger relationships with their customers, as well as the ability to offer lower prices, which could affect the Company’s ability to procure customers or cause customers to change vendors.

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

Risk Related to Ownership of Our Securities

Unless Or Until We List Our Common Stock On NASDAQ Or Another Securities Exchange, Our Common Stock Will Be Deemed A “Penny Stock,” Which Makes It More Difficult For Our Investors To Sell Their Shares.

Unless or until our common stock lists on the Nasdaq Capital Market or another securities exchange, our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules generally apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stocks to persons other than “established customers” complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. If our common stock is subject to the penny stock rules, investors will find it more difficult to dispose of our common stock.

Future Sales Of Our Common Stock In The Public Market By Our Existing Stockholders, Or The Perception That Such Sales Might Occur, Could Depress The Market Price Of Our Common Stock.

The market price of our common stock could decline as a result of the sales of a large number of shares of our common stock in the market by the selling stockholders, and even the perception that these sales could occur may depress the market price of our common stock.

Future Sales And Issuances Of Our Common Stock Or Rights To Purchase Common Stock By Us, Including Pursuant To Our Equity Incentive Plans, Could Result In Additional Dilution Of Percentage Ownership Of Our Stockholders And Could Cause Our Stock Price To Fall.

We intend to issue additional securities pursuant to our equity incentive plans and may issue equity or convertible securities in the future. To the extent we do so, our stockholders may experience substantial dilution. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales and new investors could gain rights superior to our existing stockholders.

There Is A Limited Market For Our Common Stock.

Only a very limited trading market currently exists for our common stock. As a result, any broker-dealer that makes a market in our common stock or other person that buys or sells our common stock could have a significant influence over its price at any given time. We cannot assure our stockholders that a market for our common stock will be sustained. There is no assurance that our common stock will have any greater liquidity than common stock that does not trade on a public market.

Our Reporting Obligations As A Public Company Are Costly.

Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws. We may not reach sufficient size to justify our public reporting status. If we were forced to become a private company, our stockholders may lose their ability to sell their shares and there would be substantial costs associated with becoming a private company.

We Do Not Intend To Pay Dividends On Our Common Stock So Any Returns Will Be Limited To The Value Of Our Stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will be limited to the value of their stock.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

Our principal executive offices in Hong Kong which we share with our controlling shareholder 57 Society International Limited (“57 Society”) are furnished to us by 57 Society without charge. We are searching for additional office space to accommodate future growth.

Item 3. Legal Proceedings

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets Group, Inc. and is traded under the symbol “EBZW”. Our stock is thinly traded on the OTCQB and there can be no assurance that a liquid market for our common stock will ever develop.

Security Holders

As of December 12, 2016, we had 5,280,000 shares of our common stock outstanding held by 27 stockholders of record.

Dividend Policy

We have never paid a cash dividend on our common stock. We currently intend to retain all earnings, if any, to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Item 6 – Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and associated notes appearing elsewhere in this Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including the risks and uncertainties described under “Risk Factors.”

Company Overview

We are a provider of middle-ware applications. Our tools allow for the customer to attach our software to their resident database, no matter the manufacturer, via an online connection string builder. The Company began generating revenue in September 2014. Our revenue model is a subscription service, paid monthly prior to the beginning of that month.

Following the sale of a controlling interest in the Company on August 12, 2016, management decided to discontinue the Company’s current business and is seeking new business opportunities by way of developing and launching a mobile device application (APP) that encourages community building centered around the use of a cloud-based APP. The concept for development of this APP surrounds the use of “Numbers 1-9” where products are expected to be customizable according to individual color preferences and suitable number combinations. The Company may also seek business to acquire.

Recent Events

On August 12, 2016, in connection with the sale of a controlling interest in our company, Mark W. DeFoor the Company’s former Chief Executive Officer and Director entered into and closed on that certain Share Purchase Agreement (the “Agreement”) with 57 Society, whereby 57 Society purchased from Mr. DeFoor a total of 5,000,000 shares of the Company’s common stock (the “Shares”) for an aggregate price of $321,000. The Shares acquired represent approximately 94.70% of the issued and outstanding shares of common stock of the Company.

Concurrently with the closing of the Stock Purchase Agreement, Choong Jeng Hew was appointed as our Chief Executive Officer and sole Director and Chip Jin Eng was appointed as our Chief Financial Officer, treasurer and secretary. At this time, we do not have any written employment agreement or other formal compensation agreements with our new officers and director. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue. The Company did not generate revenues for the years ended August 31, 2016 and 2015.

Total Operating Expenses. The Company incurred operating expenses for the year ended August 31, 2016, in the amount of $39,583 compared to $32,298 for the year ended August 31, 2015, an increase of $7,285.

Income from Discontinued Operations, On August 12, 2016, the Company discontinued activities related to its development and distribution of a software solution business. Accordingly, the operating results of this business been classified as discontinued operations in our statements of operations for all years presented. During the years ended August 31, 2016 and 2015, the Company generated $33,750 and $45,000 in revenues from a related party and incurred operating expenses of $12,035 and $17,500, and reflected income from discontinued operation of $21,715 and $27,500, respectively.

Net Loss. The Company incurred losses for the year ended August 31, 2016, in the amount of $17,868 compared to a loss for the year ended August 31, 2015 in the amount of $4,798.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of August 31, 2016, working capital amounted to $1,292, an increase of $2,882 as compared to a working capital deficit of $1,590 as of August 31, 2015. This increase is primarily a result of a decrease in accounts payable related party of $18,978 offset by a decrease in accounts receivable – related party of $15,000.

Property and Equipment. The Company currently owns no equipment.

In 2015, the Company issued 65,000 shares of its common stock for $3,250 in cash.

In 2016, the Company issued 215,000 shares of its common stock for $10,750 in cash.

Balance Sheet Data	August 31, 2016	August 31, 2015
Cash	$-	$8,917
Total Assets	$8,333	$23,917
Total Liabilities	$7,041	$25,507
Shareholders’ Equity (Deficit)	$1,292	$(1,590)

For the year ended August 31, 2016, net cash used in operating activities amounted to $(3,339) as compared to net cash provided by operating activities for the year ended August 31, 2015 of $4,231.

For the year ended August 31, 2016, net cash flow provided by (used in) financing activities amounted to $(5,578) as compared to net cash flow from financing activities for the year ended August 31, 2015 of $4,186. During the year ended August 31, 2016, we received proceeds from the sale of common stock of $10,750 and we repaid net related party advances of $16,328.

We do not have sufficient resources to effectuate all aspects of our business plan. We will have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity, or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. We are dependent upon our controlling shareholders to provide or loan us funds to meet our working capital needs.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, we had a net loss from continuing of $39,583 and $32,298 for the years ended August 31, 2016 and 2015, respectively. The net cash used in operations were $3,339 for the year ended August 31, 2016. Additionally, the Company discontinued its operating business and is seeking new business opportunities and acquisitions. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In the opinion of our independent registered public accounting firm for our fiscal year end August 31, 2016, our auditor included a statement that as a result of our accumulated deficit at August 31, 2016, our net loss and net cash used in operating activities for the reporting period then ended, there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of August 31, 2016, we have no off-balance sheet arrangements.

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

Effect of Recently Issued Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on our financial position, results of operations or cash flows.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

To the Board of Director and Stockholders

eBizware, Inc.

Kowloon, Hong Kong

We have audited the accompanying balance sheets of eBizware, Inc. (the “Company”) as of August 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eBizware, Inc. as of August 31, 2016 and 2015 and the result of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 14, 2016

eBizware, Inc.

BALANCE SHEETS

	August 31, 2016	August 31, 2015
ASSETS

CURRENT ASSETS
Cash	$-	$8,917
Accounts receivable - related party - discontinued operations	-	15,000
Prepaid expenses	8,333	-
Total Current Assets	8,333	23,917

TOTAL ASSETS	$8,333	$23,917

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,060	$6,529
Accounts payable - related party	-	1,478
Accounts payable - related party - discontinued operations	-	17,500
Due to related party	3,981	-
Total Current Liabilities	7,041	25,507

TOTAL LIABILIITES	7,041	25,507

STOCKHOLDERS’ EQUITY (deficit)
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares no shares issued and outstanding at August 31, 2016 and 2015	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares 5,280,000 and 5,065,000 shares issued and outstanding at August 31, 2016 and 2015	528	507
Additional paid-in capital	23,972	3,243
Accumulated deficit	(23,208)	(5,340)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,292	(1,590)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,333	$23,917

The accompanying notes are an integral part of these financial statements.

eBizware, Inc.

STATEMENTS OF OPERATIONS

	For the Years Ended
	August 31,
	2016	2015

OPERATING EXPENSES
Professional fees	31,690	27,749
General and administrative expense	7,893	4,549

Total Operating Expenses	39,583	32,298

LOSS BEFORE INCOME TAX	(39,583)	(32,298)

INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(39,583)	(32,298)

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	21,715	27,500

NET LOSS	$(17,868)	$(4,798)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss from continuing operations	$(0.01)	$(0.01)
Income from discontinued operations	0.00	0.01

Net loss per common shares - basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,274,713	5,000,753

The accompanying notes are an integral part of these financial statements.

eBizware, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended August 31, 2016 and 2015

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, August 31, 2014	-	$-	5,000,000	$500	$-	$(542)	$(42)

Issuance of common stock for cash	-	-	65,000	7	3,243	-	3,250

Net loss	-	-	-	-	-	(4,798)	(4,798)

Balance, August 31, 2015	-	-	5,065,000	507	3,243	(5,340)	(1,590)

Issuance of common stock for cash	-	-	215,000	21	10,729	-	10,750

Capital contribution from stockholder	-	-	-	-	10,000	-	10,000

Net loss	-	-	-	-	-	(17,868)	(17,868)

Balance, August 31, 2016	-	$-	5,280,000	$528	$23,972	$(23,208)	$1,292

The accompanying notes are an integral part of these financial statements.

eBizware, Inc.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	August 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,868)	$(4,798)
Adjustments to reconcile net loss from operations to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable - related party - discontinued operations	15,000	(15,000)
Prepaid expenses	1,667	-
Accounts payable	15,362	6,529

Accounts payable - related party - discontinued operations	(17,500)	17,500

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,339)	4,231

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	10,750	3,250
Proceeds from related party	2,000	936
Repayments to related party	(18,328)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,578)	4,186

NET (DECREASE) INCREASE IN CASH	(8,917)	8,417

CASH AND CASH EQUIVALENTS - beginning of year	8,917	500

CASH AND CASH EQUIVALENTS - end of year	$-	$8,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS:
Prepayment made by related party	$10,000	$-
Operating expenses paid by related party	$18,831	$-
Forgiveness of related party payables	$10,000	$-

The accompanying notes are an integral part of these financial statements.

eBizware, Inc.

Notes to Financial Statements

August 31, 2016

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

eBizware Inc. (the “Company”), was incorporated in the State of Delaware on December 31, 2013 and established a fiscal year end of August 31. The Company was engaged in the electronic management and appointment of licensed producers in the insurance industry of the United States.

On August 12, 2016, in connection with the sale of a controlling interest in the Company, Mark W. DeFoor (the “Seller”), the Company’s Chief Executive Officer and Director entered into and closed on a Share Purchase Agreement (the “Agreement”) with 57 Society International Limited, (“57 Society”), a Hong Kong company, whereby 57 Society purchased from the Seller a total of 5,000,000 shares of the Company’s common stock. The Shares acquired represent approximately 94.70% of the issued and outstanding shares of common stock of the Company. Following the closing of the agreement, Mark W. DeFoor resigned from all positions held of the Company and Choong Jeng Hew was appointed as the Chief Executive Officer and President of the Company. The Company then ceased its activities in the electronic management and appointment of licensed producers in the insurance industry and abandoned that business model.

The Company is currently seeking new business opportunities or acquisitions.

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Discontinued Operations

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission.

On August 12, 2016, in connection with the Agreement discussed in Note 1, the Company discontinued activities related to the electronic management and appointment of licensed producers in the insurance industry. Accordingly, the Company’s assets and liabilities related to this business have been classified on the balance sheets as assets and liabilities of discontinued operations as of August 31, 2016 and 2015. The operating results of this business have been classified as discontinued operations in our statements of operations for all years presented. Unless otherwise indicated, all disclosures and amounts in the notes to the financial statements relate to the Company’s continuing operations.

Going concern

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss from continuing operations of $39,583 for the year ended August 31, 2016. The net cash used in operating activities from continuing operations was $22,554 for the year ended August 31, 2016. Additionally, the Company discontinued its operating business and is seeking new business opportunities and acquisitions. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying amounts reported in the balance sheet for cash, prepaid expenses, and accounts payable approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of August 31, 2016 and 2015.

Management believes it is not practical to estimate the fair value of related party payables and due to related party because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

eBizware, Inc.

Notes to Financial Statements

August 31, 2016

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at August 31, 2016 or 2015.

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

Related party

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of August 31, 2016, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At August 31, 2016 and 2015, there were no outstanding common share equivalents.

Recent Accounting Pronouncements

There were various updates recently issued. None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE – 3 – RELATED PARTY TRANSACTIONS

Accounts payable - related party

From time to time, the Company received advances from Mark DeFoor, the former Chief Exective Officer, for working capital purposes or for paying various vendors on behalf of the Company. The advances are non-interest bearing and are payable on demand. As of August 31, 2016 and 2015, the ending balance of accounts payable-related party is $0 and $18,978, respectively. As of August 31. 2015, the ending balance of accounts payable –related party represents $1,478 owed to Mark DeFoor for expenses paid on behalf of the Company and $17,500 owed to simTracton LLC, a Company in which Mark DeFoor is a member, for web development services provided to the Company. $17,500 was reclassified to asset of discontinued operations due to the fact that the Company discontinued its business model as discussed in Note 2.

For the year ended August 31, 2016, Mark DeFoor advanced $2,000 to the Company, and paid $14,850 operating expenses on behalf of the Company. During that period, the Company repaid $18,328 to Mark DeFoor with $0 due as of August 31, 2016. For the year ended August 31, 2016, the Company made payment of $17,500 to simTraction LLC and there was no balance due as of August 31, 2016.

eBizware, Inc.

Notes to Financial Statements

August 31, 2016

Due to related party

For the year ended August 31, 2016, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $3,981 operating expenses and made $10,000 prepayment on behalf of the Company. As of August 31, 2016, 57 Society forgave the $10,000 due to them related to prepayment and $10,000 was recorded in equity as an increase to additional paid-in capital. As of August 31, 2016, the Company had outstanding payable to 57 Society in the amount of $3,981. The payable is unsecured, does not bear interest and is due on demand.

The Company’s principal executive offices in Hong Kong, which it shares with its controlling shareholder, 57 Society, are furnished to the Company by 57 Society without any charge.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock sold for cash

On August 26, 2015, the Company issued 55,000 shares for $2,750 at a price of 0.05 per share. These shares were sold to relatives of the former President and CEO of the Company.

On August 31, 2015, the Company issued 10,000 shares for $500 at a price of $0.05 per share.

On September 10, 2015 the Company issued 215,000 shares of its common stock for $10,750 at a price of $0.05 per share.

NOTE 5 – INCOME TAXES

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets consist of net operating loss carryforward. The net deferred tax asset has been fully offset by a valuation allowance because of the Company’s history of losses.

	August 31, 2016	August 31, 2015
Deferred Tax Assets:
Net operating loss carryforward	$6,765	$2,029
Total deferred tax assets before valuation allowance	6,765	2,029
Valuation allowance	(6,765)	(2,029)
Net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended August 31, 2016 and 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The Company’s accumulated loss carryforward of $19,897 as of August 31, 2016 will expire in 2034.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred and could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2014, 2015 and 2016 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

eBizware, Inc.

Notes to Financial Statements

August 31, 2016

NOTE 6 - DISCONTINUED OPERATIONS

The results of operation of the Company’s discontinued business have been presented as a discontinued operations for the years ended August 31, 2016 and 2015. The following table provides the financial results included in income from discontinued operations during the periods presented:

	Year ended	Year ended
	August 31, 2016	August 31, 2015
Revenue – software revenue from related party	$33,750	$45,000
Operating expenses	(12,035)	-
Operating expenses – related party	-	(17,500)
Income tax expense	-	-
Income from discontinued operation, net of tax	$21,715	$27,500

The revenue shown above was solely from a related party customer.

For the years ended August 31, 2016 and 2015, net cash flows provided by discontinued operations consisted of the following:

	Year ended	Year ended
	August 31, 2016	August 31, 2015
Income from discontinued operations	$21,715	$27,500
(Increase) decrease in accounts receivable - related party	15,000	(15,000)
(Decrease) increase in accounts payable - related party	(17,500)	17,500
Net cash flows provided by discontinued operations	$19,215	$30,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2016. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2016 for the reasons discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2016 because it identified the following material weakness and significant deficiencies:

1)	We do not have an Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2)	We did not maintain appropriate segregation of duties. As of August 31, 2016, the Company did not require dual signature on the Company’s bank accounts. Alternatively, the effect of this cash control issue was mitigated by the fact that the Company had limited transactions in its bank account.

3)	We have not implemented policies and procedures that provide for multiple levels of supervision and review. During 2016, Mark W. DeFoor, performed all accounting and reporting duties and there was no supervision and review. Currently, we use an accounting services provider to assist us with bookkeeping and financial reporting

4)	The Company does not have well-established procedures to authorize and approve related party transactions.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP and establish an audit committee and implement internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held
Choong Jeng Hew	48	Chief Executive Officer and Director
Chip Jin Eng	48	Chief Financial Officer

Our director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

The following is a brief description of the background on our recently appointed officer and director.

Choong Jeng Hew, age 48, has served as our Chief Executive Officer, President and sole member of our Board of Directors since August 12, 2016. Mr. Hew currently serves as the Chief Executive Officer of 57 Society and VISIBER Group of Companies, where he oversees their overall daily operations as well as strategic development. Prior to joining the Company, Mr. Hew worked at General Electric Information Services from 1992 to 1993, SITA/SCITOR from 1993 to 1994, Oracle Malaysia from 1997 to 1998 and Health Communication Network (HCN) from 1991 to 2001, where he had roles that included information technology and management, sales and marketing business development and strategic consulting. In addition, Mr. Hew was conferred the honorary title of Datoship by the State Sovereign of Pahang, Malaysia. Mr. Hew received a Bachelor of Science degree in Computer Science from Ohio State University. Mr. Hew also received a postgraduate diploma in Computer and Information Systems from the Curtin University of Technology in Australia in 1994.

As the Chief Executive Officer of our company, Mr. Hew brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

Chip Jin Eng, age 48, has served as our Chief Financial Officer since August 12, 2016. Mr. Eng currently serves as the Executive Director for VISIBER Sdn Bhd and VISIBER International (Singapore) Pte. Ltd and is the Chief Financial Officer of 57 Society. Since 2004 Mr. Eng has also served as an Independent Non-Executive Director and the Audit Committee Chairman of Oilcorp Bhd, a company listed on the Main Board of Bursa Malaysia stock exchange. Prior to joining 57 Society, since 1999, Mr. Jin established two consulting companies providing corporate advisory and consulting services. Mr. Eng was an auditor with Cooper & Lybrand, Charted Accountants in 1993 before joining Moores Rowland, Chartered Accountants in 1994. Mr. Jin graduated from the Royal Melbourne Institute of Technology, Melbourne, Australia and has been a Chartered Accountant registered with the Malaysian Institute of Accountants since 1996 and the Australian Society of Certified Practicing Accountants (ASCPA) since 2002.

There are no family relationships between any of the executive officers and directors.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees or control persons has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our board of directors has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our board. Because we do not have any independent directors, our board believes that the establishment of committees of our board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our board will participate in the consideration of director nominees.

As with most small, early stage companies until such time as we further develop our business, achieve a stronger revenue base and have sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our board to include one or more independent directors, we intend to establish an audit committee of our board of directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board.

Code of Ethics

We expect that we will adopt a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics available on our website at www.ebizware.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

Board Structure

Our Board has not chosen to separate the positions of Chief Executive Officer and Chairman of the Board in recognition of the fact that our operations are sufficiently limited that such separation would not serve any useful purpose.

Role of Board in Risk Oversight Process

Management is responsible for the day-to-day management of risk and for identifying our risk exposures and communicating such exposures to our board. Our board is responsible for designing, implementing and overseeing our risk management processes. The board does not have a standing risk management committee, but administers this function directly through the board as a whole. The whole board considers strategic risks and opportunities and receives reports from its officers regarding risk oversight in their areas of responsibility as necessary. We believe our board’s leadership structure facilitates the division of risk management oversight responsibilities and enhances the board’s efficiency in fulfilling its oversight function with respect to different areas of our business risks and our risk mitigation practices.

Communications with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company by sending communications to the attention of the Chief Executive Officer at Unit B19, 9/F, Efficiency House, 35 Tai Yau Street, San Po Kong, Kowloon, Hong Kong. If stockholders feel that their questions have not been sufficiently addressed through communications with the Chief Executive Officer, they may communicate with the Board of Directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

Director Compensation

Historically, our non-employee directors have not received compensation for their service outside the compensation set forth in the Summary Compensation Table below, but we may compensate our directors for their service in the future. We reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended September 30, 2016.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the fiscal year ended August 31, 2016 with the exception of Choong Jeng Hew who filed a report on Form 3 late and Chip Jin Eng who filed a report on Form 3 late.

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended August 31, 2016, (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at August 31, 2016 whose compensation exceed $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at August 31, 2016. Compensation information is shown for the fiscal years ended August 31, 2016 and 2015:

FISCAL 2016 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Choong Jeng Hew, President and Chief	2016	$-	$-	$-	$-	$-	$-	$-	-
Executive Officer(1)	2015	$-	$-	$-	$-	$-	$-	$-	-

Chip Jin Eng, Chief Financial	2016	$-	$-	$-	$-	$-	$-	$-	-
Officer(2)	2015	$-	$-	$-	$-	$-	$-	$-	-

Mark W. DeFoor, Former Chief Executive Officer and Director(3)	2016	$-	$-	$-	$-	$-	$-	$-	-
	2015	$-	$-	$-	$-	$-	$-	$-	-

(1) Mr. Hew was appointed as our President, Chief Executive Officer and Director on August 12, 2016.

(2) Mr. Eng was appointed Chief Financial Officer on August 12, 2016.

(3) Mr. DeFoor resigned as Chief Executive Officer and Director on August 12, 2016.

Employment Agreements with Executive Officers

At this time, we do not have any written employment agreement or other formal compensation agreements with our new officers and director. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2016

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of August 31, 2016:

With respect to each option award -

●	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;

●	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;

●	the exercise price of such option; and

●	the expiration date of such option; and

●	with respect to each stock award -

●	the number of shares of our common stock that have been earned but have not vested;

●	the market value of the shares of our common stock that have been earned but have not vested;

●	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and

●	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Choong Jeng Hew	-	-	-	-	-	-	-	-	-
Chip Jin Eng	-	-	-	-	-	-	-	-	-
Mark W. DeFoor	-	-	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of December 12, 2016, relating to the beneficial ownership of shares of common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock;

●	each director;

●	each executive officer; and

●	all executive officers and directors as a group.

Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner, but not those held by any other person, and which are exercisable within 60 days, have been exercised or converted.

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock and preferred stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of eBizware, Inc., Unit B19, 9/F, Efficiency House, 35 Tai Yau Street, San Po Kong, Kowloon, Hong Kong.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Choong Jeng Hew, President, Chief Executive Officer and Director(2)	5,000,000	94.7%
Chip Jin Eng, Chief Financial Officer	-	-
Total Held by Officers and Directors of Each Class (2 persons):	5,000,000	94.7%

Five Percent Shareholders
57 Society International Limited	5,000,000	94.7%

(1) Includes, where applicable, shares of common stock issuable upon the exercise of warrants and conversion of debt held by such person that may be exercised within 60 days after December 12, 2016. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially, warrants and convertible debt owned by them.

(2) The number of shares beneficially owned by Mr. Hew includes 5,000,000 shares of common stock owned by 57 Society International Limited (“57 Society”). Mr. Hew has a pecuniary interest in and exercises voting and dispositive control over 100% of the Company’s common stock owned by 57 Society.

Item 13. Certain Relationships and Related Transactions and Director Independence

Our related parties are the following individuals and entities: Mark W. DeFoor is CEO, president and a director of the company, Cool Creek Solutions, LLC., in which the Mark W. DeFoor’ father, William DeFoor Jr., was a member, and simTraction LLC, in which the Mark W. DeFoor is a member, Choong Jeng Hew and 57 Society.

From time to time, the Company received advances from Mark DeFoor, the former Chief Exective Officer, for working capital purposes or for paying various vendors on behalf of the Company. The advances are non-interest bearing and are payable on demand. As of August 31, 2016 and 2015, the ending balance of accounts payable-related party is $0 and $18,978, respectively. As of August 31. 2015, the ending balance of accounts payable –related party represents $1,478 owed to Mark DeFoor for expenses paid on behalf of the Company and $17,500 owed to simTracton LLC, a Company in which Mark DeFoor is a member, for web development services provided to the Company. $17,500 was reclassified to asset of discontinued operations due to the fact that the Company discontinued its business model as discussed in Note 2.

For the year ended August 31, 2016, Mark DeFoor advanced $2,000 to the Company, and paid $14,850 operating expenses on behalf of the Company. During that period, the Company repaid $18,328 to Mark DeFoor with $0 due as of August 31, 2016. For the year ended August 31, 2016, the Company made payment of $17,500 to simTraction LLC and there was no balance due as of August 31, 2016.

On August 26, 2015, the Company issued 55,000 common shares to relatives of the President and CEO of the Company for cash proceeds of $2,750.

For the year ended August 31, 2016, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $3,981 operating expenses and made $10,000 prepayment on behalf of the Company. As of August 31, 2016, 57 Society forgave the $10,000 due to them related to prepayment and $10,000 was recorded in equity as an increase to additional paid-in capital. As of August 31, 2016, the Company had outstanding payable to 57 Society in the amount of $3,981. The payable is unsecured, does not bear interest and is due on demand.

The Company’s principal executive offices in Hong Kong, which it shares with its controlling shareholder, 57 Society, are furnished to the Company by 57 Society without any charge.

Policy Regarding Transactions with Related Persons

We do not have a formal, written policy for the review, approval or ratification of transactions between us and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person that are required to be disclosed under Item 404(a) of Regulation S-K. However, our policy is that any activities, investments or associations of a director or officer that create, or would appear to create, a conflict between the personal interests of such person and our interests must be assessed by our Chief Executive Officer and must be at arms’ length.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey, LLP for the fiscal years ended August 31, 2016 and 2015, respectively.

	2016	2015

Audit Fees	$10,800	$7,750
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees		-
Total	$10,800	$7,750

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

Item 15. Exhibits

(a)	1.	Financial Statements

		The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through [F- __].

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

10.1	Form of Share Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2016).

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

eBizware Inc.

Dated: December 15, 2016	By:	/s/ Choong Jeng Hew
Choong Jeng Hew, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Choong Jeng Hew	President, Chief Executive Officer and Sole Director	December 15, 2016
Choong Jeng Hew	(principal executive officer)

/s/ Chip Jin Eng	Chief Financial Officer	December 15, 2016
Chip Jin Eng	(principal financial and accounting officer)