Form 10-Q
period 2016-11-30
eBizware, Inc.
filed 2017-01-12
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: November 30, 2016

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-169397

eBizware, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	333-201239	61-1633330
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation)	File Number)	Identification Number)

Unit B19, 9/F, Efficiency House, 35 Tai Yau Street

San Po Kong, Kowloon, Hong Kong

(Address of principal executive offices and zip code)

Phone: 852-6194-4999

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,280,000 Shares of Common Stock, as of January 10, 2017.

eBizware, Inc.

Form 10-Q

November 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

eBizware, Inc.

BALANCE SHEETS

	November 30, 2016	August 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Prepaid expenses	$10,412	$8,333
Total Current Assets	10,412	8,333

TOTAL ASSETS	$10,412	$8,333

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$7,825	$3,060
Due to related party	18,906	3,981

Total Current Liabilities	26,731	7,041

TOTAL LIABILIITES	26,731	7,041

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares no shares issued and outstanding at November 30, 2016 and August 31, 2016	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares 5,280,000 shares issued and outstanding at November 30, 2016 and August 31, 2016	528	528
Additional paid-in capital	23,972	23,972
Accumulated deficit	(40,819)	(23,208)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(16,319)	1,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,412	$8,333

The accompanying notes are an integral part of these unaudited financial statements.

eBizware, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	November 30,
	2016	2015

OPERATING EXPENSES:
Professional fees	$14,505	$16,600
General and administrative expense	3,106	4,150

Total Operating Expenses	17,611	20,750

LOSS BEFORE INCOME TAX	(17,611)	(20,750)

INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(17,611)	(20,750)

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	-	5,438

NET LOSS	$(17,611)	$(15,312)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss from continuing operations	$(0.00)	$(0.00)
Income from discontinued operations, net of tax	0.00	0.00

Net loss per common shares - basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,280,000	5,272,198

The accompanying notes are an integral part of these unaudited financial statements.

eBizware, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	November 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,611)	$(15,312)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	2,916	-
Accounts payable	14,695	11,630
Accounts payable - related party - discontinued operations	-	(10,000)

NET CASH USED IN OPERATING ACTIVITIES	-	(13,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	10,750
Repayment to related party	-	(1,419)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	9,331

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(4,351)

CASH AND CASH EQUIVALENTS - beginning of period	-	8,917

CASH AND CASH EQUIVALENTS - end of period	$-	$4,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS:
Prepayment made by related party	4,995
Operating expenses paid by related party	$9,930	$-

The accompanying notes are an integral part of these unaudited financial statements.

eBizware, Inc.

Notes to Unaudited Financial Statements

November 30, 2016

NOTE 1	–	ORGANIZATION AND NATURE OF OPERATIONS

eBizware, Inc. (the “Company”), was incorporated in the State of Delaware on December 31, 2013 and established a fiscal year end of August 31. The Company was engaged in the electronic management and appointment of licensed producers in the insurance industry of the United States.

On August 12, 2016, in connection with the sale of a controlling interest in the Company, Mark W. DeFoor (the “Seller”), the Company’s former Chief Executive Officer and Director entered into and closed on a Share Purchase Agreement (the “Agreement”) with 57 Society International Limited, (“57 Society”), a Hong Kong company, whereby 57 Society purchased from the Seller a total of 5,000,000 shares of the Company’s common stock. The Shares acquired represent approximately 94.7% of the issued and outstanding shares of common stock of the Company. Following the closing of the agreement, Mark W. DeFoor resigned from all positions held of the Company and Choong Jeng Hew was appointed as the Chief Executive Officer and President of the Company.

On August 12, 2016, the Company discontinued its activities related to its electronic management and appointment of licensed producers in the insurance industry and commenced exploration of its new business opportunities by way of developing and launching a mobile device application (APP) that encourages community building centered around the use of a cloud-based APP. The concept for development of this APP surrounds the use of “Numbers 1-9” where products are expected to be customizable according to individual color preferences and suitable number combinations.

NOTE 2	–	BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Discontinued Operations

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission.

On August 12, 2016, in connection with the Agreement discussed in Note 1, the Company discontinued activities related to the electronic management and appointment of licensed producers in the insurance industry. Accordingly, the operating results of this business been classified as discontinued operations in our statements of operations for all periods presented. Unless otherwise indicated, all disclosures and amounts in the notes to the financial statements relate to the Company’s continuing operations.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three months period ended November 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2017. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2016 Annual Report filed with the SEC on December 15, 2016.

Going concern

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss from continuing operations of $17,611 during the three months ended November 30, 2016. The Company had a working capital deficit in the amount of $16,319 as of November 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3	–	RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2016, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $9,930 of operating expenses and made $4,995 prepayment on behalf of the Company. As of November 30, 2016 and August 31, 2016, the Company had an outstanding payable to 57 Society in the amount of $18,906 and $3,981, respectively. The payable is unsecured, does not bear interest and is due on demand.

The Company’s principal executive offices in Hong Kong, which it shares with its controlling shareholder, 57 Society, are furnished to the Company by 57 Society without any charge.

NOTE 4	–	DISCONTINUED OPERATIONS

The results of operation of the Company’s discontinued business have been presented as discontinued operations for the three months ended November 30, 2015. The following table provides the financial results included in unaudited income from discontinued operations during the periods presented:

	Three months ended	Three months ended
	November 30, 2016	November 30, 2015
Revenue – software revenue from related party	$-	$11,250
Operating expenses – related party	-	(5,812)
Income from discontinued operation, net of tax of zero	$-	$5,438

The revenue shown above was solely from a related party customer.

For the three months ended November 30, 2016 and 2015, net cash flows provided by discontinued operations consisted of the following:

	Three months ended November 30, 2016	Three months ended November 30, 2015
Income from discontinued operations	$-	$5,438
Decrease in accounts payable - related party	-	(10,000)
Net cash flows used in discontinued operations	$-	$(4,562)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K as filed with the SEC on December 15, 2016, as the same may be updated from time to time in documents that we file with the SEC.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

Company Overview

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

On August 12, 2016, in connection with the sale of a controlling interest in our company, Mark W. DeFoor the Company’s former Chief Executive Officer and Director entered into and closed on that certain Share Purchase Agreement (the “Agreement”) with 57 Society, whereby 57 Society purchased from Mr. DeFoor a total of 5,000,000 shares of the Company’s common stock (the “Shares”) for an aggregate price of $321,000. The Shares acquired represented approximately 94.7% of the issued and outstanding shares of common stock of the Company.

On August 12, 2016, the Company discontinued its activities related to the electronic management and appointment of licensed producers in the insurance industry and commenced exploration of its new business by way of developing and launching a mobile device application (APP) that encourages community building centered around the use of a cloud-based APP. The concept for development of this APP surrounds the use of “Numbers 1-9” where products are expected to be customizable according to individual color preferences and suitable number combinations.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue. The Company did not generate revenues during the three months ended November 30, 2016 and 2015.

Total Operating Expenses. For the three months ended November 30, 2016, the Company incurred operating expenses, in the amount of $17,611 compared to $20,750 for the three months ended November 30, 2015, a decrease of $3,139 or 15.1%. The decrease was attributable to a decrease in professional fees of $2,095 and a decrease in general and administrative expenses of $1,044.

Income from Discontinued Operations. On August 12, 2016, the Company discontinued activities related to the electronic management and appointment of licensed producers in the insurance industry. Accordingly, the operating results of this business been classified as discontinued operations in our statements of operations for all periods presented. During the three months ended November 30, 2016 and 2015, the Company generated $0 and $11,250 in revenues from a related party and incurred operating expenses of $0 and $5,812, and reflected income from discontinued operation of $0 and $5,438, respectively.

Net Loss. The Company incurred a net loss for the three months ended November 30, 2016, in the amount of $17,611 compared to a net loss for the three months ended November 30, 2015 in the amount of $15,312.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of November 30, 2016, working capital deficit amounted to $16,319, an increase of $17,611 as compared to working capital of $1,292 as of August 31, 2016. This increase is primarily a result of an increase in due to related party of $14,925 and an increase in accounts payable of $4,765 offset by an increase in prepaid expenses of $2,079.

During the three months ended November 30, 2016, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $14,925 of operating expenses on behalf of the Company. As of November 30. 2016 and August 31, 2016, the Company had outstanding payable to 57 Society in the amount of $18,906 and $3,981, respectively. The payable is unsecured, does not bear interest and is due on demand.

For the three months ended November 30, 2016, net cash used in operating activities amounted to $0 as compared to net cash used in operating activities for the three months ended November 30, 2015 of $13,682.

For the three months ended November 30, 2016, net cash flow provided by financing activities amounted to $0 as compared to net cash flow from financing activities for the three months ended November 30, 2015 of $9,331. During the three months ended November 30, 2015, we received proceeds from the sale of common stock of $10,750 and we repaid net related party advances of $1,419.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, we had a net loss from continuing operations of $17,611 and $20,750 for the three months ended November 30, 2016 and 2015, respectively. The net cash used in operations was $0 for the three months ended November 30, 2016 and 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $9,930 of operating expenses and made $4,995 prepayment on behalf of the Company. Additionally, the Company discontinued its operating business and is seeking new business opportunities and acquisitions. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of November 30, 2016, we have no off-balance sheet arrangements.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2016. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of November 30, 2016 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of November 30, 2016:

1)	We do not have an Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2)	We did not maintain appropriate segregation of duties. As of November 30, 2016, the Company did not require dual signature on the Company’s bank accounts. Alternatively, the effect of this cash control issue was mitigated by the fact that the Company had limited transactions in its bank account.

3)

We have not implemented policies and procedures that provide for multiple levels of supervision and review. During the fiscal year ended 2016, Mark W. DeFoor, performed all accounting and reporting duties and there was no supervision and review. Currently, we use an accounting services provider to assist us with bookkeeping and financial reporting

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Effective as of August 12, 2016, Chip Jin Eng was appointed to the Company’s board of directors. Mr. Eng will serve as a member of the board of directors in addition to performing his role as the Company’s Chief Financial Officer.

There is no arrangement or understanding between Mr. Eng, on the one hand or any other person, on the other hand, pursuant to which he was appointed as a director. Mr. Eng does not have a direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. Mr. Eng will not receive any compensation in connection with his appointment as a director nor will he serve on any committee of the board of directors, at this time.

ITEM 6.	EXHIBITS

(a) Exhibits

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBizware Inc.

Date: January 12, 2017	By:	/s/ Choong Jeng Hew
Choong Jeng Hew President and Chief Executive Officer (Principal Executive Officer)

Date: January 12, 2017	By:	/s/ Chip Jin Eng
Chip Jin Eng Chief Financial Officer (Principal Financial and Accounting Officer)