Form 10-Q
period 2017-02-28
VISIBER57 CORP.
filed 2017-04-11
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: February 28, 2017

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

VISIBER57 CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	000-55570	61-1633330
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation)	File Number)	Identification Number)

Unit B19, 9/F, Efficiency House, 35 Tai Yau Street

San Po Kong, Kowloon, Hong Kong

(Address of principal executive offices and zip code)

Phone: 852-6194-4999

(Registrant’s telephone number, including area code)

eBizware, Inc.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,280,000 Shares of Common Stock, as of April 11, 2017.

VISIBER57 CORP.
(formerly known as eBizware, Inc.)

Form 10-Q

February 28, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISIBER57 CORP.
(formerly known as eBizware, Inc.)

BALANCE SHEETS

	February 28, 2017	August 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Prepaid expenses	$6,663	$8,333
Total Current Assets	6,663	8,333

TOTAL ASSETS	$6,663	$8,333

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,100	$3,060
Due to related party	38,048	3,981

Total Current Liabilities	41,148	7,041

TOTAL LIABILITIES	41,148	7,041

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares no shares issued and outstanding at February 28, 2017 and August 31, 2016	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares 5,280,000 shares issued and outstanding at February 28, 2017 and August 31, 2016	528	528
Additional paid-in capital	23,972	23,972
Accumulated deficit	(58,985)	(23,208)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(34,485)	1,292

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,663	$8,333

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.
(formerly known as eBizware, Inc.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

OPERATING EXPENSES:
Professional fees	14,000	5,665	28,505	22,265
General and administrative expense	4,166	194	7,272	4,344

Total Operating Expenses	18,166	5,859	35,777	26,609

LOSS BEFORE INCOME TAX	(18,166)	(5,859)	(35,777)	(26,609)

INCOME TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(18,166)	(5,859)	(35,777)	(26,609)

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	-	11,250	-	16,688

NET INCOME (LOSS)	$(18,166)	$5,391	$(35,777)	$(9,921)

BASIC AND DILUTED NET INOME (LOSS) PER COMMON SHARE:
Loss from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Income from discontinued operations, net of tax	0.00	0.00	0.00	0.00

Net income (loss) per common shares - basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,280,000	5,280,000	5,280,000	5,276,099

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.
(formerly known as eBizware, Inc.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	February 28, 2017	February 29, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,777)	$(9,921)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable - related party - discontinued operations	-	(3,750)
Prepaid expenses	6,665	-
Accounts payable	29,112	6,780
Accounts payable - related party - discontinued operations	-	(10,000)

NET CASH USED IN OPERATING ACTIVITIES	-	(16,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	10,750
Repayment to related party	-	(1,419)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	9,331

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(7,560)

CASH AND CASH EQUIVALENTS - beginning of period	-	8,917

CASH AND CASH EQUIVALENTS - end of period	$-	$1,357

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS:
Prepayment made by related party	$4,995	$-
Operating expenses paid by related party	$29,072	$-

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.
(formerly known as eBizware, Inc.)

Notes to Unaudited Financial Statements

February 28, 2017

NOTE 1	–	ORGANIZATION AND NATURE OF OPERATIONS

VISIBER57 CORP. (the “Company”) formerly eBizware, Inc., was incorporated in the State of Delaware on December 31, 2013 and established a fiscal year end of August 31. The Company was engaged in the electronic management and appointment of licensed producers in the insurance industry of the United States.

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

On March 16, 2017, the Board of Directors of the Company approved the change of the Company’s name to VISIBER57 CORP. The Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State on March 23, 2017 with an effective date of April 10, 2017.

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

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the six months period ended February 28, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2017. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2016 Annual Report filed with the SEC on December 15, 2016.

Going concern

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss from continuing operations of $35,777 during the six months ended February 28, 2017. The Company had a working capital deficit in the amount of $34,485 as of February 28, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3	–	RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2017, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $29,072 of operating expenses and made $4,995 prepayment on behalf of the Company. As of February 28, 2017 and August 31, 2016, the Company had an outstanding payable to 57 Society in the amount of $38,048 and $3,981, respectively. The payable is unsecured, does not bear interest and is due on demand.

The Company’s principal executive offices in Hong Kong, which it shares with its controlling shareholder, 57 Society, are furnished to the Company by 57 Society without any charge.

NOTE 4	–	DISCONTINUED OPERATIONS

The results of operation of the Company’s discontinued business have been presented as discontinued operations for the six months ended February 28, 2017 and February 29, 2016. The following table provides the financial results included in unaudited income from discontinued operations during the periods presented:

	Six months ended	Six months ended
	February 28, 2017	February 29, 2016
Revenue – software revenue from related party	$—	$22,500
Operating expenses – related party	—	(5,812)
Income from discontinued operation, net of tax of zero	$—	$16,688

The revenue shown above was solely from a related party customer.

For the six months ended February 28, 2017 and February 29, 2016, net cash flows provided by discontinued operations consisted of the following:

	Six months ended February 28, 2017	Six months ended February 29, 2016
Income from discontinued operations	$—	$16,688
Increase in accounts receivable - related party		(3,750)
Decrease in accounts payable - related party	—	(10,000)
Net cash flows provided by discontinued operations	$—	$2,938

NOTE 5	–	SUBSEQUENT EVENTS

On March 16, 2017, the Board of Directors of the Company approved the change of the Company’s name to VISIBER57 CORP. The Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State on March 23, 2017 with an effective date of April 10, 2017.

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

Company Overview

VISIBER57 CORP. (the “Company”) formerly eBizware, Inc., a Delaware corporation, was formed on December 31, 2013. The Company is headquartered at Unit B19, 9/F, Efficiency House, 35 Tai Yau Street, San Po Kong, Kowloon, Hong Kong. The Company was formed to continue the development and distribution of a software solution that provides visual online data resource for our customers to integrate with third party implementations.

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

The results of operation of the Company’s discontinued business have been presented as a discontinued operations for the three and six months ended February 28, 2017 and February 29, 2016. See Note 4 to the Notes to Financial Statements included elsewhere in this report.

Revenue. The Company did not generate revenues during the three and six months ended February 28, 2017 and February 29, 2016.

Total Operating Expenses. For the three months ended February 28, 2017, the Company incurred operating expenses, in the amount of $18,166 compared to $5,859 for the three months ended February 29, 2016, an increase of $12,307 or 210%. The increase was attributable to an increase in professional fees of $8,335 and general and administrative expenses of $3,972. For the six months ended February 28, 2017, the Company incurred operating expenses, in the amount of $35,777 compared to $26,609 for the six months ended February 29, 2016, an increase of $9,168 or 34%. The increase was attributable to an increase in professional fees of $6,240 and general and administrative expenses of $2,928.

Income from Discontinued Operations. On August 12, 2016, the Company discontinued activities related to the electronic management and appointment of licensed producers in the insurance industry. Accordingly, the operating results of this business been classified as discontinued operations in our statements of operations for all periods presented. During the three months ended February 28, 2017 and February 29, 2016, the Company generated $0 and $11,250 in revenues from a related party and incurred operating expenses of $0 and $0, and reflected income from discontinued operation of $0 and $11,250, respectively. During the six months ended February 28, 2017 and February 29, 2016, the Company generated $0 and $22,500 in revenues from a related party and incurred operating expenses of $0 and $5,812, and reflected income from discontinued operation of $0 and $16,688, respectively.

Net Income (Loss). The Company incurred a net loss for the three months ended February 28, 2017, in the amount of $18,166 compared to a net income for the three months ended February 29, 2016 in the amount of $5,391. The Company incurred a net loss for the six months ended February 28, 2017, in the amount of $35,777 compared to a net loss for the six months ended February 29, 2016 in the amount of $9,921.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of February 28, 2017, working capital deficit amounted to $34,485, an increase of $35,777 of working capital deficit as compared to working capital of $1,292 as of August 31, 2016. This increase in working capital deficit is primarily a result of an increase in due to related party of $34,067 and a decrease in prepaid expenses of $1,670.

During the six months ended February 28, 2017, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $29,072 of operating expenses and made $4,995 prepayment on behalf of the Company. As of February 28, 2017 and August 31, 2016, the Company had outstanding payable to 57 Society in the amount of $38,048 and $3,981, respectively. The payable is unsecured, does not bear interest and is due on demand.

For the six months ended February 28, 2017, net cash used in operating activities amounted to $0 as compared to net cash used in operating activities for the six months ended February 29, 2016 of $16,891.

For the six months ended February 28, 2017, net cash flow provided by financing activities amounted to $0 as compared to net cash flow from financing activities for the six months ended February 29, 2016 of $9,331. During the six months ended February 29, 2016, we received proceeds from the sale of common stock of $10,750 and we repaid net related party advances of $1,419.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, we had a net loss from continuing operations of $35,777 and $9,921 for the six months ended February 28, 2017 and February 29, 2016, respectively. The net cash used in operations of $0 for the six months ended February 28, 2017 and 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $29,072 of operating expenses and made $4,995 prepayment on behalf of the Company. Additionally, the Company discontinued its operating business and is seeking new business opportunities and acquisitions. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of February 28, 2017, we have no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of February 28, 2017 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of February 28, 2017:

1)	We do not have an Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2)	We did not maintain appropriate segregation of duties. As of February 28, 2017, the Company did not require dual signature on the Company’s bank accounts. Alternatively, the effect of this cash control issue was mitigated by the fact that the Company had limited transactions in its bank account.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Company’s plan to expand its business and rebrand its identity, on March 16, 2017, the Board of Directors approved the change of the Company’s name to VISIBER57 CORP. (the “Name Change”). To effectuate the Name Change, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State on March 23, 2017 with an effective date of April 10, 2017. In addition, the Company has filed a required notice regarding the Name Change with The Financial Industry Regulatory Authority, Inc. (“FINRA”). In the notification, the Company requested FINRA to authorize a new trading symbol for the Company’s common stock. The Company received notice from FINRA that its Name Change application had been approved, and that the Company’s common stock would trade under its new name and under the new trading symbol “VCOR” effective April 11, 2017. In addition, Company’s CUSIP will be changed to 92835Y103 effective on April 11, 2017.

ITEM 6.	EXHIBITS

(a) Exhibits

3.2*	Certificate of Amendment to the Certificate of Incorporation of eBizware Inc. filed with the Delaware Secretary of State on March 23, 2017.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISIBER57 CORP.

Date: April 11, 2017	By:	/s/ Choong Jeng Hew
Choong Jeng Hew President and Chief Executive Officer (Principal Executive Officer)

Date: April 11, 2017	By:	/s/ Chip Jin Eng
Chip Jin Eng Chief Financial Officer (Principal Financial and Accounting Officer)