Form 10-Q
period 2017-05-31
VISIBER57 CORP.
filed 2017-07-13
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: May 31, 2017

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,280,000 Shares of Common Stock, as of July 10, 2017.

VISIBER57 CORP.

(formerly known as eBizware, Inc.)

Form 10-Q

May 31, 2017

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

VISIBER57 CORP.

(formerly known as eBizware, Inc.)

BALANCE SHEETS

	May 31, 2017	August 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Prepaid expenses	$4,443	$8,333
Total Current Assets	4,443	8,333

TOTAL ASSETS	$4,443	$8,333

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,790	$3,060
Due to related party	59,623	3,981

Total Current Liabilities	63,413	7,041

TOTAL LIABILITIES	63,413	7,041

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $0.0001 par value, authorized: 75,000,000 shares; no shares issued and outstanding at May 31, 2017 and August 31, 2016	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares; 5,280,000 shares issued and outstanding at May 31, 2017 and August 31, 2016	528	528
Additional paid-in capital	23,972	23,972
Accumulated deficit	(83,470)	(23,208)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(58,970)	1,292

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,443	$8,333

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

(formerly known as eBizware, Inc.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
OPERATING EXPENSES:
Professional fees	20,107	-	48,612	22,150
General and administrative expense	4,378	2,478	11,650	7,009

Total Operating Expenses	24,485	2,478	60,262	29,159

LOSS BEFORE INCOME TAX	(24,485)	(2,478)	(60,262)	(29,159)

INCOME TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(24,485)	(2,478)	(60,262)	(29,159)

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	-	8,250	-	25,010

NET INCOME (LOSS)	$(24,485)	$5,772	$(60,262)	$(4,149)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Loss from continuing operations	(0.00)	(0.00)	(0.01)	(0.00)
Income from discontinued operations, net of tax	0.00	0.00	0.00	0.00

Net income (loss) per common shares - basic and diluted	(0.00)	0.00	(0.01)	(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,280,000	5,280,000	5,280,000	5,276,099

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

(formerly known as eBizware, Inc.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	May 31, 2017	May 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,262)	$(4,149)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable - related party - discontinued operations	-	(11,250)
Prepaid expenses	8,885	-
Accounts payable	51,377	7,380
Accounts payable - related party - discontinued operations	-	(10,000)

NET CASH USED IN OPERATING ACTIVITIES	-	(18,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	10,750
Repayment to related party	-	(1,419)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	9,331

NET DECREASE IN CASH	-	(8,688)

CASH AND CASH EQUIVALENTS - beginning of period	-	8,917

CASH AND CASH EQUIVALENTS - end of period	$-	$229

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS:
Prepayment made by related party	$4,995	$-
Operating expenses paid by related party	$50,647	$-

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

(formerly known as eBizware, Inc.)

Notes to Unaudited Financial Statements

May 31, 2017

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

On August 12, 2016, in connection with the Agreement discussed in Note 1, the Company discontinued activities related to the electronic management and appointment of licensed producers in the insurance industry. Accordingly, the operating results of this business have been classified as discontinued operations in our statements of operations for all periods presented. Unless otherwise indicated, all disclosures and amounts in the notes to the financial statements relate to the Company’s continuing operations.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the nine months period ended May 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2017. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2016 Annual Report filed with the SEC on December 15, 2016.

Going concern

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss from continuing operations of $60,262 during the nine months ended May 31, 2017. The Company had a working capital deficit in the amount of $58,970 as of May 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3	–	RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2017, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $50,647 of operating expenses and made $4,995 prepayment on behalf of the Company. As of May 31, 2017 and August 31, 2016, the Company had an outstanding payable to 57 Society in the amount of $59,623 and $3,981, respectively. The payable is unsecured, does not bear interest and is due on demand.

The Company’s principal executive offices in Hong Kong, which it shares with its controlling shareholder, 57 Society, are furnished to the Company by 57 Society without any charge.

NOTE 4	–	DISCONTINUED OPERATIONS

The results of operations of the Company’s discontinued business have been presented as discontinued operations for the nine months ended May 31, 2017 and May 31, 2016. The following table provides the financial results included in unaudited income from discontinued operations during the periods presented:

	Nine months ended	Nine months ended
	May 31, 2017	May 31, 2016
Revenue – software revenue from related party	$-	$33,750
Operating expenses – related party	-	(8,740)
Income from discontinued operation, net of tax of zero	$-	$25,010

The revenue shown above was solely from a related party customer.

For the nine months ended May 31, 2017 and May 31, 2016, net cash flows provided by discontinued operations consisted of the following:

	Nine months ended May 31, 2017	Nine months ended May 31, 2016
Income from discontinued operations	$-	$25,010
Increase in accounts receivable - related party	-	(11,250)
Decrease in accounts payable - related party	-	(10,000)
Net cash flows provided by discontinued operations	$-	$3,760

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In connection with the Company’s plan to expand its business and rebrand its identity, the Company changed its name to VISIBER57 CORP. and its trading symbol to “VCOR” effective April 11, 2017.

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

The results of operations of the Company’s discontinued business have been presented as a discontinued operations for the three and nine months ended May 31, 2017 and 2016. See Note 4 to the Notes to Financial Statements included elsewhere in this report.

Revenue. We did not generate revenues during the three and nine months ended May 31, 2017 and 2016.

Total Operating Expenses. For the three months ended May 31, 2017, we incurred operating expenses in the amount of $24,485 compared to $2,478 for the three months ended May 31, 2016, an increase of $22,007 or 888%. The increase was attributable to an increase in professional fees of $20,107 and general and administrative expenses of $1,900. For the nine months ended May 31, 2017, we incurred operating expenses in the amount of $60,262 compared to $29,159 for the nine months ended May 31, 2016, an increase of $31,103 or 107%. The increase was attributable to an increase in professional fees of $26,462 and general and administrative expenses of $4,641.

Income from Discontinued Operations. On August 12, 2016, our discontinued activities related to the electronic management and appointment of licensed producers in the insurance industry. Accordingly, the operating results of this business have been classified as discontinued operations in our statements of operations for all periods presented. During the three months ended May 31, 2017 and 2016, we generated $0 and $11,250 in revenues from a related party and incurred operating expenses of $0 and $3,000, and reflected income from discontinued operation of $0 and $8,250 respectively. During the nine months ended May 31, 2017 and 2016, we generated $0 and $33,750 in revenues from a related party and incurred operating expenses of $0 and $8,740 and reflected income from discontinued operation of $0 and $25,010 respectively.

Net Income (Loss). We incurred a net loss for the three months ended May 31, 2017 in the amount of $24,485 compared to a net income for the three months ended May 31, 2016 in the amount of $5,772. We incurred a net loss for the nine months ended May 31, 2017 in the amount of $60,262 compared to a net loss for the nine months ended May 31, 2016 in the amount of $4,149.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of May 31, 2017, working capital deficit amounted to $58,970, an increase of $60,262 of working capital deficit as compared to working capital of $1,292 as of August 31, 2016. This increase in working capital deficit is primarily a result of an increase in the current liability account due to related party of $55,642 and a decrease in prepaid expenses of $3,890.

During the nine months ended May 31, 2017, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $50,647 of operating expenses and made $4,995 prepayment on behalf of the Company. As of May 31, 2017 and August 31, 2016, we had an outstanding payable to 57 Society in the amount of $59,623 and $3,981, respectively. The payable is unsecured, does not bear interest and is due on demand.

For the nine months ended May 31, 2017, net cash provided by operating activities amounted to $0 as compared to net cash used in operating activities for the nine months ended May 31, 2016 of $18,019. For the nine months ended May 31, 2017, net cash flow provided by financing activities amounted to $0 as compared to net cash flow from financing activities for the nine months ended May 31, 2016 of $9,331. During the nine months ended May 31, 2016, we received proceeds from the sale of common stock of $10,750 and we repaid net related party advances of $1,419.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, we had a net loss from continuing operations of $60,262 and $4,149 for the nine months ended May 31, 2017 and 2016, respectively. The net cash provided by operations of $0 for the nine months ended May 31, 2017 and 57 Society, a company under the common control of Choong Jeng Hew, our Chief Executive Officer, paid $50,647 of operating expenses and made $4,995 prepayment on behalf of the Company. Additionally, we discontinued our operating business and are seeking new business opportunities and acquisitions. These factors raise substantial doubt about our ability to continue as a going concern. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of May 31, 2017, we have no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of May 31, 2017 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of May 31, 2017:

1)	We do not have an Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2)	We did not maintain appropriate segregation of duties. As of May 31, 2017, the Company did not require dual signature on the Company’s bank accounts. Alternatively, the effect of this cash control issue was mitigated by the fact that the Company had limited transactions in its bank account.

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

ITEM 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

3.2	Certificate of Amendment to the Certificate of Incorporation of eBizware Inc. filed with the Delaware Secretary of State on March 23, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on April 4, 2017).

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISIBER57 CORP.

Date: July 13, 2017	By:	/s/ Choong Jeng Hew
Choong Jeng Hew President and Chief Executive Officer (Principal Executive Officer)

Date: July 13, 2017	By:	/s/ Chip Jin Eng
Chip Jin Eng Chief Financial Officer (Principal Financial and Accounting Officer)

