Form 10-K
period 2017-08-31
VISIBER57 CORP.
filed 2017-11-28
CIK 1627041

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended August 31, 2017

OR

.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO _________

VISIBER57 CORP.

(Name of Registrant in its Charter)

Delaware	000-55570	61-1633330
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

At May 31, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,480,000 based on the closing sale price of the registrant’s common stock on May 31, 2017 of $16.00 per share.

As of November 22, 2017, 5,280,000 shares of the registrant’s common stock, par value $0.0001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VISIBER57 CORP.

(formerly known as eBizware, Inc.)

Form 10-K

August 31, 2017

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

Our Business and Corporate History

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

On August 12, 2016, in connection with the sale of a controlling interest in the Company, Mark W. DeFoor (the “Seller”), the Company’s Chief Executive Officer and Director entered into and closed on that certain Share Purchase Agreement (the “Agreement”) with 57 Society International Limited, (“57 Society”), a Hong Kong company, whereby 57 Society purchased from the Seller a total of 5,000,000 shares of the Company’s common stock (the “Shares”) for an aggregate price of $321,000. The Shares acquired represented approximately 94.70% of the issued and outstanding shares of common stock of the Company.

Concurrently with the closing of the Stock Purchase Agreement, Mark W. DeFoor resigned from all positions held of the Company. Choong Jeng Hew was appointed as our Chief Executive Officer and Director and Chip Jin Eng was appointed as our Chief Financial Officer, Treasurer and Secretary and Director. At this time, we do not have any written employment agreement or other formal compensation agreements with our new officers and director. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

On August 12, 2016, the Company discontinued its historical business and commenced exploration of its new business opportunities by way of developing and launching a mobile device application (APP) that encourages community building centered around the use of a cloud-based APP. The concept for development of this APP surrounds the use of “Numbers 1-9” where products are expected to be customizable according to individual color preferences and suitable number combinations. The Company may also seek businesses to acquire.

Effective on March 23, 2017, the Company changed its name to VISIBER57 CORP. and its trading symbol to “VCOR” effective April 11, 2017 in connection with its plan to expand its business and rebrand its identity.

Our Business

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

Employees

At August 31, 2017, we had no full-time employees. None of our employees are covered by collective bargaining agreements.

Available Information

We do not have a corporate website. Our reports, registration statements and other information can be inspected on the SEC’s website at www.sec.gov and such information can also be inspected, and copies ordered, at the public reference facilities maintained by the SEC at the following location: 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the SEC’s public reference facilities may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets Group, Inc. and has been quoted under the symbol “VCOR” since July 2016. Our stock is thinly traded on the OTCQB and there can be no assurance that a liquid market for our common stock will ever develop.

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended August 31, 2017 and 2016. This information was obtained from the OTCQB and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2017
August 31, 2017	$16.00	$16.00
May 31, 2017	$16.00	$1.00
February 28, 2017	$1.00	$1.00
November 30, 2016	$1.00	$1.00

Fiscal Year 2016
August 31, 2016	$1.00	$0.05
May 31, 2016	$-	$-
February 28, 2016	$-	$-
November 30, 2015	$-	$-

Security Holders

As of November 22, 2017, there were approximately 28 record holders, an unknown number of additional holders whose stock is held in “street name” and 5,280,000 shares of common stock issued and outstanding.

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

Following the sale of a controlling interest in the Company on August 12, 2016, management decided to discontinue the Company’s former business and began to seek a new business opportunity by way of developing and launching a mobile device application (APP) that encourages community building centered around the use of a cloud-based APP. The concept for development of this APP surrounds the use of “Numbers 1-9” where products are expected to be customizable according to individual color preferences and suitable number combinations. The Company is also seeking businesses to acquire.

Concurrently with the sale of the controlling interest in the Company in August 2016, Choong Jeng Hew was appointed as our Chief Executive Officer and Director and Chip Jin Eng was appointed as our Chief Financial Officer, Treasurer, Secretary and Director. At this time, we do not have any written employment agreement or other formal compensation agreements with our officers and director. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

Recent Events

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

Revenue. We did not generate revenues for the years ended August 31, 2017 and 2016.

Total Operating Expenses. We incurred operating expenses for the year ended August 31, 2017, in the amount of $76,526 compared to $39,583 for the year ended August 31, 2016, an increase of $36,943 or 93.3%. The increase was attributable to an increase in professional fees of $30,708 or 96.9% and general and administrative expenses of $6,235 or 79.0%.

Income from Discontinued Operations. On August 12, 2016, our discontinued activities related to the electronic management and appointment of licensed producers in the insurance industry. Accordingly, the operating results of this business have been classified as discontinued operations in our statements of operations for all periods presented. During the years ended August 31, 2017 and 2016, we generated $0 and $33,750 in revenues from a related party and incurred operating expenses of $0 and $12,035 and reflected income from discontinued operation of $0 and $21,715 respectively.

Net Loss. We incurred losses for the year ended August 31, 2017, in the amount of $76,526 compared to a loss for the year ended August 31, 2016 in the amount of $17,868.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of August 31, 2017, working capital deficit amounted to $75,234, an increase of $76,526 of working capital deficit as compared to working capital of $1,292 as of August 31, 2016. This increase in working capital deficit is primarily a result of an increase in the current liability account due to related party of $69,998 and a decrease in prepaid expenses of $6,603.

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

Property and Equipment. The Company currently owns no equipment.

In 2016, the Company issued 215,000 shares of its common stock for $10,750 in cash.

In 2017, the Company issued 0 shares of its common stock for $0 in cash.

Balance Sheet Data	August 31, 2017	August 31, 2016
Cash	$-	$-
Total Assets	$1,730	$8,333
Total Liabilities	$76,964	$7,041
Shareholders’ Equity (Deficit)	$(75,234)	$1,292

During the year ended August 31, 2017, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $65,003 of operating expenses and made $4,995 prepayment on behalf of the Company. As of August 31, 2017 and August 31, 2016, we had an outstanding payable to 57 Society in the amount of $73,979 and $3,981, respectively, an increase of $69,998. The payable is unsecured, does not bear interest and is due on demand.

For the year ended August 31, 2017, net cash provided by operating activities amounted to $0 as compared to net cash used in operating activities for the year ended August 31, 2016 of $3,339.

For year ended August 31, 2017, net cash flow provided by financing activities amounted to $0 as compared to net cash flow used in financing activities for the year ended August 31, 2016 of $5,578. During the year ended August 31, 2016, we received proceeds from the sale of common stock of $10,750 and we repaid net related party advances of $16,328.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, we had a net loss from continuing operations of $76,526 and $39,583 for the years ended August 31, 2017 and 2016, respectively. The working capital deficit was $75,234 as of August 31, 2017.Additionally, the Company discontinued its operating business and is seeking new business opportunities and acquisitions. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In the opinion of our independent registered public accounting firm for our fiscal year end August 31, 2017, our auditor included a statement that as a result of our accumulated deficit at August 31, 2017, our net loss and net cash used in operating activities for the reporting period then ended, there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of August 31, 2017, we have no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Board of Directors and Stockholders

VISIBER57 CORP. (formerly known as eBizware, Inc.)

Kowloon, Hong Kong

We have audited the accompanying balance sheets of VISIBER57 CORP. (formerly known as eBizware, Inc.) (the “Company”) as of August 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VISIBER57 CORP. (formerly known as eBizware, Inc.) as of August 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
November 28, 2017

VISIBER57 CORP.

(formerly known as eBizware, Inc.)

BALANCE SHEETS

	August 31,
	2017	2016

ASSETS

CURRENT ASSETS:
Prepaid expenses	$1,730	$8,333
Total Current Assets	1,730	8,333

TOTAL ASSETS	$1,730	$8,333

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,985	$3,060
Due to related party	73,979	3,981

Total Current Liabilities	76,964	7,041

TOTAL LIABILITIES	76,964	7,041

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares no shares issued and outstanding at August 31, 2017 and 2016	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares 5,280,000 shares issued and outstanding at August 31, 2017 and 2016	528	528
Additional paid-in capital	23,972	23,972
Accumulated deficit	(99,734)	(23,208)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(75,234)	1,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,730	$8,333

The accompanying notes are an integral part of these financial statements.

VISIBER57 CORP.

(formerly known as eBizware, Inc.)

STATEMENTS OF OPERATIONS

	For the Years Ended
	August 31,
	2017	2016

OPERATING EXPENSES:
Professional fees	62,398	31,690
General and administrative expense	14,128	7,893

Total Operating Expenses	76,526	39,583

LOSS BEFORE INCOME TAX	(76,526)	(39,583)

INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(76,526)	(39,583)

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	-	21,715

NET LOSS	$(76,526)	$(17,868)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations	$(0.01)	$(0.01)
Income from discontinued operations, net of tax	0.00	0.00

Net loss per common shares - basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,280,000	5,274,713

The accompanying notes are an integral part of these financial statements.

VISIBER57 Corp.

(formerly known as eBizware, Inc.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, August 31, 2015	-	-	5,065,000	507	3,243	(5,340)	(1,590)

Issuance of common stock for cash	-	-	215,000	21	10,729	-	10,750

Capital contribution from stockholder	-	-	-	-	10,000	-	10,000

Net loss	-	-	-	-	-	(17,868)	(17,868)

Balance, August 31, 2016	-	-	5,280,000	528	23,972	(23,208)	1,292

Net loss	-	-	-	-	-	(76,526)	(76,526)

Balance, August 31, 2017	-	$-	5,280,000	$528	$23,972	$(99,734)	$(75,234)

The accompanying notes are an integral part of these financial statements.

VISIBER57 CORP.

(formerly known as eBizware, Inc.)

STATEMENTS OF CASH FLOWS

	For the Years Ended
	August 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,526)	$(17,868)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable - related party - discontinued operations	-	15,000
Prepaid expenses	11,598	1,667
Accounts payable	64,928	15,362
Accounts payable - related party - discontinued operations	-	(17,500)

NET CASH USED IN OPERATING ACTIVITIES	-	(3,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	10,750
Proceeds from related party	-	2,000
Repayments to related party	-	(18,328)

NET CASH USED IN FINANCING ACTIVITIES	-	(5,578)

NET DECREASE IN CASH	-	(8,917)

CASH AND CASH EQUIVALENTS - beginning of year	-	8,917

CASH AND CASH EQUIVALENTS - end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS:
Prepayment made by related party	$4,995	$10,000
Operating expenses paid by related party	$65,003	$18,831
Forgiveness of related party payables	$-	$10,000

The accompanying notes are an integral part of these financial statements.

VISIBER57 Corp.

(formerly known as eBizware, Inc.)

Notes to Financial Statements

August 31, 2017

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

VISIBER57 Corp. (the “Company”), formerly eBizware, Inc., was incorporated in the State of Delaware on December 31, 2013 and established a fiscal year end of August 31. The Company was engaged in the electronic management and appointment of licensed producers in the insurance industry of the United States.

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

On March 23, 2017, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State to change its name to VISIBER57 CORP. and its trading symbol to “VCOR” with an effective date of April 11, 2017 in order to expand its business and rebrand its identity. The Company is currently seeking new business opportunities or acquisitions.

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and discontinued operations

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission.

On August 12, 2016, in connection with the Agreement discussed in Note 1, the Company discontinued activities related to the electronic management and appointment of licensed producers in the insurance industry. Accordingly, the operating results of this business have been classified as discontinued operations in our statements of operations for the year ended August 31, 2016. Unless otherwise indicated, all disclosures and amounts in the notes to the financial statements relate to the Company’s continuing operations.

Going concern

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss from operations of $76,526 for the year ended August 31, 2017. The working capital deficit was $75,234 as of August 31, 2017. Additionally, the Company discontinued its operating business and is seeking new business opportunities and acquisitions. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

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

The carrying amounts reported in the balance sheet for prepaid expenses and accounts payable approximate their fair market value based on the short-term maturity of these instruments.

Management believes it is not practical to estimate the fair value of due to related party because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of August 31, 2017 and 2016, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At August 31, 2017 and 2016, there were no outstanding common share equivalents.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE – 3 – RELATED PARTY TRANSACTIONS

Our related parties are the following individuals and entities:

Mark W. DeFoor, the Company’s former Chief Executive Officer and Director;

Cool Creek Solutions, LLC., a company in which Mark W. DeFoor’ father, William DeFoor Jr., was a member;

simTraction LLC, a company in which Mark W. DeFoor is a member;

Choong Jeng Hew, the Company’s Chief Executive Officer, President and Director;

57 Society International Limited, a company under the common control of Choong Jeng Hew.

Accounts payable - related party

For the year ended August 31, 2016, Mark DeFoor advanced $2,000 to the Company, and paid $14,850 operating expenses on behalf of the Company. During that period, the Company repaid $18,328 to Mark DeFoor with $0 due as of August 31, 2016. For the year ended August 31, 2016, the Company made payment of $17,500 to simTraction LLC and there was no balance due as of August 31, 2016.

Due to related party

For the year ended August 31, 2016, 57 Society paid $3,981 operating expenses and made $10,000 prepayment on behalf of the Company. As of August 31, 2016, 57 Society forgave the $10,000 due to them related to prepayment and $10,000 was recorded in equity as an increase to additional paid-in capital. For the year ended August 31, 2017, 57 Society paid $65,003 of operating expenses and made $4,995 prepayment on behalf of the Company. As of August 31, 2017 and 2016, the Company had outstanding payable to 57 Society in the amount of $73,979 and $3,981, respectively. The payable is unsecured, does not bear interest and is due on demand.

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

	August 31, 2017	August 31, 2016
Deferred Tax Assets:
Net operating loss carryforward	$33,910	$6,765
Total deferred tax assets before valuation allowance	33,910	6,765
Valuation allowance	(33,910)	(6,765)
Net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended August 31, 2017 and 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The Company’s accumulated loss carryforward of $99,734 as of August 31, 2017 will start expiring in 2034.

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2015, 2016 and 2017 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 6 - DISCONTINUED OPERATIONS

The results of operation of the Company’s discontinued business have been presented as discontinued operations for the year ended August 31, 2016. The following table provides the financial results included in income from discontinued operations during the years presented:

	Year ended	Year ended
	August 31, 2017	August 31, 2016
Revenue – software revenue from related party	$-	$33,750
Operating expenses	-	(12,035)
Income tax expense	-	-
Income from discontinued operation, net of tax	$-	$21,715

The revenue shown above was solely from Cool Creek Solutions, LLC.

For the years ended August 31, 2017 and 2016, net cash flows provided by discontinued operations consisted of the following:

	Year ended	Year ended
	August 31, 2017	August 31, 2016
Income from discontinued operations	$-	$21,715
Decrease in accounts receivable - related party	-	15,000
Decrease in accounts payable - related party	-	(17,500)
Net cash flows provided by discontinued operations	$-	$19,215

There were no cash flows provided by or used in investing activities from discontinued operations for the periods presented above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2017 for the reasons discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2017 because it identified the following material weakness:

1)	We do not have an Audit Committee.

2)	We did not maintain appropriate segregation of duties.

3)	We have not implemented policies and procedures that provide for multiple levels of supervision and review.

4)	The Company does not have well-established procedures to authorize and approve related party transactions.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held
Choong Jeng Hew	49	Chief Executive Officer, President and Director
Chip Jin Eng	49	Chief Financial Officer, Treasurer, Secretary and Director

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

The following is a brief description of the background on our recently appointed officer and director.

Choong Jeng Hew, age 49, has served as our Chief Executive Officer, President and member of our Board of Directors since August 12, 2016. Mr. Hew currently serves as the Chief Executive Officer of 57 Society and VISIBER Group of Companies, where he oversees their overall daily operations as well as strategic development. Prior to joining the Company, Mr. Hew worked at General Electric Information Services from 1992 to 1993, SITA/SCITOR from 1993 to 1994, Oracle Malaysia from 1997 to 1998 and Health Communication Network (HCN) from 1991 to 2001, where he had roles that included information technology and management, sales and marketing business development and strategic consulting. In addition, Mr. Hew was conferred the honorary title of Datoship by the State Sovereign of Pahang, Malaysia. Mr. Hew received a Bachelor of Science degree in Computer Science from Ohio State University. Mr. Hew also received a postgraduate diploma in Computer and Information Systems from the Curtin University of Technology in Australia in 1994.

As the Chief Executive Officer of our company, Mr. Hew brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

Chip Jin Eng, age 49, has served as our Chief Financial Officer, Treasurer, Secretary and Director since August 12, 2016. Mr. Eng currently serves as the Executive Director for VISIBER Sdn Bhd and VISIBER International (Singapore) Pte. Ltd and is the Chief Financial Officer of 57 Society. Since 2004 Mr. Eng has also served as an Independent Non-Executive Director and the Audit Committee Chairman of Oilcorp Bhd, a company listed on the Main Board of Bursa Malaysia stock exchange. Prior to joining 57 Society, since 1999, Mr. Jin established two consulting companies providing corporate advisory and consulting services. Mr. Eng was an auditor with Coopers & Lybrand, Charted Accountants in 1993 before joining Moores Rowland, Chartered Accountants in 1994. Mr. Jin graduated from the Royal Melbourne Institute of Technology, Melbourne, Australia and has been a Chartered Accountant registered with the Malaysian Institute of Accountants since 1996 and the Australian Society of Certified Practicing Accountants (ASCPA) since 2002.

As the Chief Financial Officer of our company, Mr. Eng brings our board his considerable experience in the finance and qualifies him to continue to serve as a director or our company.

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

Code of Ethics

We expect that we will adopt a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics available on our website at www.VISIBER57.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

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

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended September 30, 2017.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the fiscal year ended August 31, 2017.

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended August 31, 2017, (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at August 31, 2017 whose compensation exceed $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at August 31, 2017. Compensation information is shown for the fiscal years ended August 31, 2017 and 2016:

FISCAL 2017 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Choong Jeng Hew, President and Chief	2017	$-	$-	$-	$-	$-	$-	$-	$-
Executive Officer(1)	2016	$-	$-	$-	$-	$-	$-	$-	$-

Chip Jin Eng, Chief Financial	2017	$-	$-	$-	$-	$-	$-	$-	$-
Officer(2)	2016	$-	$-	$-	$-	$-	$-	$-	$-

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

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2017

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of August 31, 2017:

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

OUTSTANDING EQUITY AWARDS AT 2017 FISCAL YEAR-END

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of November 22, 2017, relating to the beneficial ownership of shares of common stock by:

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

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock and preferred stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of VISIBER57 Corp., Unit B19, 9/F, Efficiency House, 35 Tai Yau Street, San Po Kong, Kowloon, Hong Kong.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Choong Jeng Hew, President, Chief Executive Officer and Director(2)	5,000,000	94.7%
Chip Jin Eng, Chief Financial Officer	-	-
Total Held by Officers and Directors of Each Class (2 persons):	5,000,000	94.7%

Five Percent Shareholders
57 Society International Limited	5,000,000	94.7%

(1) Includes, where applicable, shares of common stock issuable upon the exercise of warrants and conversion of debt held by such person that may be exercised within 60 days after November 22, 2017. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially, warrants and convertible debt owned by them.

(2) The number of shares beneficially owned by Mr. Hew includes 5,000,000 shares of common stock owned by 57 Society International Limited (“57 Society”). Mr. Hew has a pecuniary interest in and exercises voting and dispositive control over 100% of the Company’s common stock owned by 57 Society.

Item 13. Certain Relationships and Related Transactions and Director Independence

Our related parties are the following individuals and entities: Mark W. DeFoor, the Company’s former Chief Executive Officer and Director; Cool Creek Solutions, LLC., a company in which Mark W. DeFoor’ father, William DeFoor Jr., was a member; simTraction LLC, a company in which Mark W. DeFoor is a member; Choong Jeng Hew, the Company’s Chief Executive Officer, President and Director and 57 Society International Limited, a company under the common control of Choong Jeng Hew.

For the year ended August 31, 2016, Mark DeFoor advanced $2,000 to the Company, and paid $14,850 operating expenses on behalf of the Company. During that period, the Company repaid $18,328 to Mark DeFoor with $0 due as of August 31, 2016. For the year ended August 31, 2016, the Company made payment of $17,500 to simTraction LLC and there was no balance due as of August 31, 2016.

For the year ended August 31, 2016, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $3,981 operating expenses and made $10,000 prepayment on behalf of the Company. As of August 31, 2016, 57 Society forgave the $10,000 due to them related to prepayment and $10,000 was recorded in equity as an increase to additional paid-in capital. For the year ended August 31, 2017, 57 Society paid $65,003 of operating expenses and made $4,995 prepayment on behalf of the Company. As of August 31, 2017 and 2016, the Company had outstanding payable to 57 Society in the amount of $73,979 and $3,981, respectively. The payable is unsecured, does not bear interest and is due on demand.

For the year ended August 31, 2016, the Company had $33,750 related party revenues from Cool Creek Solutions, LLC. This revenue has been reflected in income from discontinued operation, net of taxes in the financial statements for the year ended August 31, 2016 included elsewhere in this report.

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

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey, LLP for the fiscal years ended August 31, 2017 and 2016, respectively.

	2017	2016

Audit Fees	$13,000	$10,800
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$13,000	$10,800

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

		The Report of Independent Registered Public Accounting Firm is included on page 81 and the financial statements are included on pages F-2 through F- 9.

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

3.2	Certificate of Amendment to the Certificate of Incorporation of eBizware Inc. filed with the Delaware Secretary of State on March 23, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on April 11, 2017).

3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

10.1	Form of Share Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2016).

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

VISIBER57 Corp.

Dated: November 28, 2017	By:	/s/ Choong Jeng Hew
Choong Jeng Hew, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Choong Jeng Hew	President, Chief Executive Officer and Director	November 28, 2017
Choong Jeng Hew	(principal executive officer)

/s/ Chip Jin Eng	Chief Financial Officer and Director	November 28, 2017
Chip Jin Eng	(principal financial and accounting officer)