Form 10-Q
period 2017-11-30
VISIBER57 CORP.
filed 2018-01-16
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: November 30, 2017

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,280,000 Shares of Common Stock, as of January 15, 2018.

VISIBER57 CORP.

Form 10-Q

November 30, 2017

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

VISIBER57 CORP.

BALANCE SHEETS

	November 30, 2017	August 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Prepaid expenses	$9,931	$1,730
Total Current Assets	9,931	1,730

TOTAL ASSETS	$9,931	$1,730

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$6,000	$2,985
Due to related party	101,220	73,979

Total Current Liabilities	107,220	76,964

TOTAL LIABILITIES	107,220	76,964

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares no shares issued and outstanding at November 30, 2017 and August 31, 2017	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares 5,280,000 shares issued and outstanding at November 30, 2017 and August 31, 2017	528	528
Additional paid-in capital	23,972	23,972
Accumulated deficit	(121,789)	(99,734)

TOTAL STOCKHOLDERS’ DEFICIT	(97,289)	(75,234)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,931	$1,730

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	November 30,
	2017	2016

OPERATING EXPENSES:
Professional fees	$18,800	$14,505
General and administrative expense	3,255	3,106

Total Operating Expenses	22,055	17,611

LOSS BEFORE INCOME TAX	(22,055)	(17,611)

INCOME TAX EXPENSE	-	-

NET LOSS	$(22,055)	$(17,611)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,280,000	5,280,000

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	November 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,055)	$(17,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	3,464	2,916
Accounts payable	18,591	14,695

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - beginning of period	-	-

CASH AND CASH EQUIVALENTS - end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS:
Prepayment made by related party	$11,665	$4,995
Operating expenses paid by related party	$15,576	$9,930

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

Notes to Unaudited Financial Statements

November 30, 2017

NOTE 1	–	ORGANIZATION AND NATURE OF OPERATIONS

VISIBER57 CORP. (the “Company”), formerly eBizware, Inc., was incorporated in the State of Delaware on December 31, 2013 and established a fiscal year end of August 31. The Company was engaged in the electronic management and appointment of licensed producers in the insurance industry of the United States.

On August 12, 2016, in connection with the sale of a controlling interest in the Company, Mark W. DeFoor, the Company’s former Chief Executive Officer and Director, entered into and closed on a Share Purchase Agreement (the “Agreement”) with 57 Society International Limited, (“57 Society”), a Hong Kong company, whereby 57 Society purchased from Mr. DeFoor a total of 5,000,000 shares of the Company’s common stock for an aggregate price of $321,000. The shares acquired represented approximately 94.70% of the issued and outstanding shares of common stock of the Company. Following the closing of the agreement, Mark W. DeFoor resigned from all positions held of the Company and Choong Jeng Hew was appointed as the Chief Executive Officer and President of the Company. The Company then ceased its activities in the electronic management and appointment of licensed producers in the insurance industry and abandoned that business model.

On March 23, 2017, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State to change its name to VISIBER57 CORP. and its trading symbol to “VCOR” with an effective date of April 11, 2017. The Company is currently seeking new business opportunities or acquisitions.

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

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three months ended November 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2018. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2017 Annual Report filed with the SEC on November 28, 2017.

Going concern

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $22,055 during the three months ended November 30, 2017. The Company had a working capital deficit in the amount of $97,289 as of November 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3	–	RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2017, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $15,576 of operating expenses and made $11,665 prepayment on behalf of the Company. As of November 30, 2017 and August 31, 2017, the Company had an outstanding payable to 57 Society in the amount of $101,220 and $73,979, respectively. The payable is unsecured, does not bear interest and is due on demand.

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

Concurrently with the closing of the Stock Purchase Agreement, Choong Jeng Hew was appointed as our Chief Executive Officer and Director and Chip Jin Eng was appointed as our Chief Financial Officer, Treasurer, Secretary and Director. At this time, we do not have any written employment agreement or other formal compensation agreements with our new officers and director. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Three months ended November 30, 2017 and November 30, 2016

Revenue. We did not generate revenues during the three months ended November 30, 2017 and 2016.

Total Operating Expenses. For the three months ended November 30, 2017, we incurred operating expenses in the amount of $22,055 compared to $17,611 for the three months ended November 30, 2016, an increase of $4,444 or 25.2%. The increase was attributable to an increase in professional fees of $4,295 or 29.6% and general and administrative expenses of $149 or 4.8%.

Net Loss. We incurred a net loss for the three months ended November 30, 2017 in the amount of $22,055 compared to a net loss for the three months ended November 30, 2016 in the amount of $17,611, an increase of $4,444 or 25.2%. This increase is a result of the increase in total operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of November 30, 2017, working capital deficit amounted to $97,289, an increase of $22,055 or 29.3% of working capital deficit as compared to working capital deficit of $75,234, as of August 31, 2017. This increase in working capital deficit is primarily a result of an increase in the current liability accounts, due to related party of $27,241, and accounts payable of $3,015 and an increase in the current asset account, prepaid expenses of $8,201.

During the three months ended November 30, 2017, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $15,576 of operating expenses and made $11,665 prepayment on behalf of the Company. As of November 30, 2017 and August 31, 2017, we had an outstanding payable to 57 Society in the amount of $101,220 and $73,979, respectively. The payable is unsecured, does not bear interest and is due on demand.

For the three months ended November 30, 2017, net cash used in operating activities amounted to $0 as compared to net cash used in operating activities for the three months ended November 30, 2016 of $0. For the three months ended November 30, 2017, net cash flow from financing activities amounted to $0 as compared to net cash flow from financing activities for the three months ended November 30, 2016 of $0.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $22,055 and $17,611 for the three months ended November 30, 2017 and 2016, respectively. The net cash used by operations was $0 for the three months ended November 30, 2017. Additionally, we are seeking new business opportunities and acquisitions. These factors raise substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, we expect that we will need to curtail our operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of November 30, 2017, we have no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of November 30, 2017.

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

VISIBER57 CORP.

Date: January 16, 2018	By:	/s/ Choong Jeng Hew
Choong Jeng Hew
President and Chief Executive Officer (Principal Executive Officer)

Date: January 16, 2018	By:	/s/ Chip Jin Eng
Chip Jin Eng
Chief Financial Officer (Principal Financial and Accounting Officer)

