Form 10-Q
period 2018-02-28
VISIBER57 CORP.
filed 2018-04-13
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: February 28, 2018

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,280,000 Shares of Common Stock, as of April 10, 2018.

VISIBER57 CORP.
Form 10-Q

February 28, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISIBER57 CORP.
BALANCE SHEETS

	February 28, 2018	August 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Prepaid expenses	$8,493	$1,730
Total Current Assets	8,493	1,730

TOTAL ASSETS	$8,493	$1,730

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$6,811	$2,985
Due to related party	118,583	73,979

Total Current Liabilities	125,394	76,964

TOTAL LIABILITIES	125,394	76,964

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares no shares issued and outstanding at February 28, 2018 and August 31, 2017	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares 5,280,000 shares issued and outstanding at February 28, 2018 and August 31, 2017	528	528
Additional paid-in capital	23,972	23,972
Accumulated deficit	(141,401)	(99,734)

TOTAL STOCKHOLDERS’ DEFICIT	(116,901)	(75,234)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,493	$1,730

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.
STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2018	2017	2018	2017

OPERATING EXPENSES:
Professional fees	$14,300	$14,000	$33,100	$28,505
General and administrative expense	5,312	4,166	8,567	7,272

Total Operating Expenses	19,612	18,166	41,667	35,777

LOSS BEFORE INCOME TAX	(19,612)	(18,166)	(41,667)	(35,777)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(19,612)	$(18,166)	$(41,667)	$(35,777)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,280,000	5,280,000	5,280,000	5,280,000

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	February 28,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,667)	$(35,777)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	7,562	6,665
Accounts payable	34,105	29,112

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - beginning of period	-	-

CASH AND CASH EQUIVALENTS - end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS:
Prepayment made by related party	$14,325	$4,995
Operating expenses paid by related party	$30,279	$29,072

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.
Notes to Unaudited Financial Statements

February 28, 2018

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

Basis of Presentation and Discontinued Operations

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

On August 12, 2016, in connection with the Agreement discussed in Note 1, we discontinued activities related to the electronic management and appointment of licensed producers in the insurance industry. Accordingly, the operating results of this business been classified as discontinued operations in our statements of operations for all periods presented. Unless otherwise indicated, all disclosures and amounts in the notes to the financial statements relate to our continuing operations.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with U.S. GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the six months ended February 28, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2018. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report for its fiscal year ended August 31, 2017 filed with the SEC on November 28, 2017.

Going concern

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $41,667 during the six months ended February 28, 2018. The Company had a working capital deficit in the amount of $116,901 as of February 28, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3	–	RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2018, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer and President, paid $30,279 of operating expenses and made $14,325 prepayment on behalf of the Company. As of February 28, 2018 and August 31, 2017, the Company had an outstanding payable to 57 Society in the amount of $118,583 and $73,979, respectively. The payable is unsecured, does not bear interest and is due on demand.

The Company’s principal executive offices in Hong Kong, which it shares with its controlling shareholder, 57 Society, are furnished to the Company by 57 Society without any charge.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

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

Company Overview

VISIBER57 CORP. (the “Company”), formerly eBizware, Inc., a Delaware corporation, was formed on December 31, 2013. The Company is headquartered at Unit B19, 9/F, Efficiency House, 35 Tai Yau Street, San Po Kong, Kowloon, Hong Kong. The Company was formed to continue the development and distribution of a software solution that provides visual online data resource for our customers to integrate with third party implementations.

On August 12, 2016, in connection with the sale of a controlling interest in the Company, Mark W. DeFoor, the Company’s former Chief Executive Officer and Director, entered into and closed on that certain Share Purchase Agreement with 57 Society, whereby 57 Society purchased from Mr. DeFoor a total of 5,000,000 shares of the Company’s common stock for an aggregate price of $321,000. The shares acquired represented approximately 94.70% of the issued and outstanding shares of common stock of the Company.

On August 12, 2016, the Company discontinued its activities related to the electronic management and appointment of licensed producers in the insurance industry. The Company is currently exploring new business opportunities or acquisitions including the exploration of acquiring, developing and launching a mobile device application (APP) technology that encourages community building centered around the use of a cloud-based APP. The concept for development of this APP surrounds the use of “Numbers 1-9” where products are expected to be customizable according to individual color preferences and suitable number combinations.

Results of Operations

Three and six months ended February 28, 2018 and 2017

The following comparative analysis on results of operations was based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Quarterly Report.

Revenue. The Company did not generate revenues during the three and six months ended February 28, 2018 and 2017.

Total Operating Expenses. For the three months ended February 28, 2018, the Company incurred operating expenses, in the amount of $19,612 compared to $18,166 for the three months ended February 28, 2017, an increase of $1,446 or 8%. The increase was attributable to an increase in professional fees of $300 or 2% and an increase in general and administrative expenses of $1,146 or 28%. For the six months ended February 28, 2018, the Company incurred operating expenses in the amount of $41,667 compared to $35,777 for the six months ended February 28, 2017, an increase of $5,890 or 16%. The increase was attributable to an increase in professional fees of $4,595 or 16% and general and administrative expenses of $1,295 or 18%.

Net Loss. The Company incurred a net loss for the three months ended February 28, 2018, in the amount of $19,612 compared to a net loss for the three months ended February 28, 2017 in the amount of $18,166 an increase of $1,446 or 8%. The Company incurred a net loss for the six months ended February 28, 2018, in the amount of $41,667 compared to a net loss for the six months ended February 28, 2017 in the amount of $35,777 an increase of $5,890 or 16%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of February 28, 2018, working capital deficit amounted to $116,901, an increase of $41,667 or 55% of working capital deficit as compared to working capital deficit of $75,234 as of August 31, 2017. This increase in working capital deficit is primarily a result of an increase in the current liability accounts, due to related party of $44,604 or 60%, and accounts payable of $3,826 or 128% offset by an increase in the current asset account, prepaid expenses of $6,763 or 391%.

During the six months ended February 28, 2018, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer and President, paid $30,279 of operating expenses and made $14,325 prepayment on behalf of the Company. As of February 28, 2018 and August 31, 2017, the Company had outstanding payable to 57 Society in the amount of $118,583 and $73,979, respectively. The payable is unsecured, does not bear interest and is due on demand.

For the six months ended February 28, 2018, net cash used in operating activities amounted to $0 as compared to net cash used in operating activities for the six months ended February 28, 2017 of $0.

For the six months ended February 28, 2018, net cash flow provided by financing activities amounted to $0 as compared to net cash flow from financing activities for the six months ended February 28, 2017 of $0.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, we had a net loss from continuing operations of $41,667 and $35,777 for the six months ended February 28, 2018 and 2017, respectively. The net cash used in operations was $0 for the six months ended February 28, 2018. Additionally, the Company is seeking new business opportunities and acquisitions. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of February 28, 2018, we have no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of February 28, 2018.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

VISIBER57 CORP.

Date: April 13, 2018	By:	/s/ Choong Jeng Hew
Choong Jeng Hew President and Chief Executive Officer (Principal Executive Officer)

Date: April 13, 2018	By:	/s/ Chip Jin Eng
Chip Jin Eng Chief Financial Officer (Principal Financial and Accounting Officer)