Form 10-Q
period 2018-05-31
VISIBER57 CORP.
filed 2018-07-12
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: May 31, 2018

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

Phone : 852-6194-4999

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,280,000 Shares of Common Stock, as of May 31, 2018.

VISIBER57 CORP.

Form 10-Q

May 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISIBER57 CORP.

BALANCE SHEETS

	May 31, 2018	August 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Prepaid expenses	$6,161	$1,730
Total Current Assets	6,161	1,730

TOTAL ASSETS	$6,161	$1,730

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,200	$2,985
Due to related party	138,276	73,979

Total Current Liabilities	141,476	76,964

TOTAL LIABILITIES	141,476	76,964

STOCKHOLDERS’ DEFICIT:

Preferred stock, $0.0001 par value, authorized: 75,000,000 shares no shares issued and outstanding at May 31, 2018 and August 31, 2017	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares 5,280,000 shares issued and outstanding at May 31, 2018 and August 31, 2017	528	528
Additional paid-in capital	23,972	23,972
Accumulated deficit	(159,815)	(99,734)

TOTAL STOCKHOLDERS’ DEFICIT	(135,315)	(75,234)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,161	$1,730

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2018	2017	2018	2017

OPERATING EXPENSES:
Professional fees	$14,300	$20,107	$47,400	$48,612
General and administrative expense	4,114	4,378	12,681	11,650

Total Operating Expenses	18,414	24,485	60,081	60,262

LOSS BEFORE INCOME TAX	(18,414)	(24,485)	(60,081)	(60,262)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(18,414)	$(24,485)	$(60,081)	$(60,262)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,280,000	5,280,000	5,280,000	5,280,000

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	May 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,081)	$(60,262)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	11,559	8,885
Accounts payable	48,522	51,377

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - beginning of period	-	-

CASH AND CASH EQUIVALENTS - end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS:
Prepayment made by related party	$15,990	$4,995
Operating expenses paid by related party	$48,307	$50,647

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

Notes to Unaudited Financial Statements

May 31, 2018

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

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with U.S. GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the nine months ended May 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2018. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report for its fiscal year ended August 31, 2017 filed with the SEC on November 28, 2017.

Going concern

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $60,081 during the nine months ended May 31, 2018. The Company had a working capital deficit in the amount of $135,315 as of May 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3	–	RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2018, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer and President, paid $48,307 of operating expenses and made $15,990 prepayment on behalf of the Company. As of May 31, 2018, and August 31, 2017, the Company had an outstanding payable to 57 Society in the amount of $138,276 and $73,979, respectively. The payable is unsecured, does not bear interest and is due on demand.

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

On August 12, 2016, the Company discontinued its activities related to the electronic management and appointment of licensed producers in the insurance industry. The Company is currently seeking new business opportunities or acquisitions including the exploration of acquiring, developing and launching a cloud-based application (APP) that utilizes a predictive algorithm to foster closely knitted communities made up of individuals, families and businesses from a diverse background. In addition, the developer of this APP is developing an APP using this technology for use in human resource management that is being designed to assist employers in more effectively matching job candidates with an available job.

Results of Operations

Three and nine months ended May 31, 2018 and 2017

The following comparative analysis on results of operations was based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Quarterly Report.

Revenue. The Company did not generate revenues during the three and nine months ended May 31, 2018 and 2017.

Total Operating Expenses. For the three months ended May 31, 2018, the Company incurred operating expenses, in the amount of $18,414 compared to $24,485 for the three months ended May 31, 2017, a decrease of $6,071 or 24.8%. The decrease was primarily attributable to a decrease in professional fees of $5,807 and a decrease in general and administrative expenses of $264. For the nine months ended May 31, 2018, the Company incurred operating expenses in the amount of $60,081 compared to $60,262 for the nine months ended May 31, 2017, a decrease of $181 or 0.3%. The decrease was attributable to a decrease in professional fees of $1,212 and offset by an increase in general and administrative expenses of $1,031.

Net Loss. The Company incurred a net loss for the three months ended May 31, 2018, in the amount of $18,414 compared to a net loss for the three months ended May 31, 2017 in the amount of $24,485 a decrease of $6,071 or 24.8%. The Company incurred a net loss for the nine months ended May 31, 2018, in the amount of $60,081 compared to a net loss for the nine months ended May 31, 2017 in the amount of $60,262 a decrease of $181 or 0.3%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of May 31, 2018, working capital deficit amounted to $135,315, an increase of $60,081 or 79.9% of working capital deficit as compared to working capital deficit of $75,234 as of August 31, 2017. This increase in working capital deficit is primarily a result of an increase in the current liability accounts, due to related party of $64,297, and accounts payable of $215 offset by an increase in the current asset account, prepaid expenses of $4,431.

During the nine months ended May 31, 2018, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer and President, paid $48,307 of operating expenses and made $15,990 prepayment on behalf of the Company. As of May 31, 2018 and August 31, 2017, the Company had outstanding payable to 57 Society in the amount of $138,276 and $73,979, respectively. The payable is unsecured, does not bear interest and is due on demand.

For the nine months ended May 31, 2018 and 2017, net cash used in operating activities amounted to $0 for both periods. For the nine months ended May 31, 2018, the Company incurred net loss of $60,081 offset by a decrease in prepaid expenses of $11,559 and an increase in accounts payable of $48,522. For the nine months ended May 31, 2017, the Company incurred net loss of $60,262 offset by a decrease in prepaid expenses of $8,885 and an increase in accounts payable of $51,377.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, we had a net loss from continuing operations of $60,081 and $60,262 for the nine months ended May 31, 2018 and 2017, respectively. The net cash used in operations was $0 for the nine months ended May 31, 2018. As of May 31, 2018, working capital deficit amounted to $135,315. Additionally, the Company is seeking new business opportunities and acquisitions. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of May 31, 2018, we have no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of May 31, 2018.

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

VISIBER57 CORP.

Date: July 12, 2018	By:	/s/ Choong Jeng Hew
Choong Jeng Hew
President and Chief Executive Officer (Principal Executive Officer)

Date: July 12, 2018	By:	/s/ Chip Jin Eng
Chip Jin Eng
Chief Financial Officer (Principal Financial and Accounting Officer)

