Form 10-K
period 2018-08-31
VISIBER57 CORP.
filed 2018-11-27
CIK 1627041

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At February 28, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,050,000 based on the closing sale price of the registrant’s common stock on February 28, 2018 of $3.75 per share.

As of November 27, 2018, 5,280,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

On August 12, 2016, in connection with the sale of a controlling interest in the Company, Mark W. DeFoor (the “Seller”), the Company’s then Chief Executive Officer and Director entered into and closed on that certain Share Purchase Agreement (the “Agreement”) with 57 Society International Limited, (“57 Society”), a Hong Kong company, whereby 57 Society purchased from the Seller a total of 5,000,000 shares of the Company’s common stock (the “Shares”) for an aggregate price of $321,000. The Shares acquired represented approximately 94.70% of the issued and outstanding shares of common stock of the Company. Following the closing of the Agreement, Mark W. DeFoor resigned from all positions held of the Company and Choong Jeng Hew was appointed as the Chief Executive Officer and President of the Company. The Company then ceased its activities in the electronic management and appointment of licensed producers in the insurance industry and abandoned that business model.

On March 23, 2017, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State to change its name from eBizware, Inc. to VISIBER57 CORP. and its trading symbol to “VCOR” with an effective date of April 11, 2017. The Company is currently seeking new business opportunities or acquisitions.

Our Business

The Company was engaged in the electronic management and appointment of licensed producers in the insurance industry of the United States.

In connection with the Company’s plan to expand its business and rebrand its identity, the Company changed its name to VISIBER57 CORP. and its trading symbol to “VCOR” effective April 11, 2017.

The Company is currently seeking new business opportunities or acquisitions including the exploration of acquiring, developing and launching a cloud-based APP that utilizes a predictive algorithm to foster closely knitted communities made up of individuals, families and businesses from a diverse background.

No timetable has been set to accomplish our business objectives and we do not presently have any firm commitment from any third parties to acquire or develop this business or raise the capital needed upon terms acceptable to us. When we commence this implementation and secure financing, we will identify our plan of operations, a marketing strategy, opportunities and competition.

Employees

At August 31, 2018, we had no full-time employees. None of our employees are covered by collective bargaining agreements.

Available Information

We do not have a corporate website. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our principal executive offices are located at Unit B19, 9/F, Efficiency House, 35 Tai Yau Street, San Po Kong, Kowloon, Hong Kong which we share with our controlling shareholder 57 Society International Limited (“57 Society”) are furnished to us by 57 Society without charge. When we commence implementation of our business objectives, we will begin searching for additional office space to accommodate planned future growth.

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

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended August 31, 2017 and 2018. This information was obtained from the OTCQB and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2017
August 31, 2017	$16.00	$16.00
May 31, 2017	$16.00	$1.00
February 28, 2017	$1.00	$1.00
November 30, 2016	$1.00	$1.00

Fiscal Year 2018
August 31, 2018	$3.05	$1.75
May 31, 2018	$3.75	$3.05
February 28, 2018	$16.00	$2.00
November 30, 2017	$16.00	$16.00

Security Holders

As of November 27, 2018, there were approximately 29 record holders, an unknown number of additional holders whose stock is held in “street name” and 5,280,000 shares of common stock issued and outstanding.

Authorized Capital Stock

We are authorized to issue 425,000,000 shares of common stock, par value $0.0001, and 75,000,000 shares of preferred stock, par value $0.0001. As of November 27, 2018, there were 5,280,000 shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding.

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

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and associated notes appearing elsewhere in this Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors.

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

On March 23, 2017, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State to change its name from eBizware, Inc. to VISIBER57 CORP. and its trading symbol to “VCOR” with an effective date of April 11, 2017. The Company is currently seeking new business opportunities or acquisitions including the exploration of acquiring, developing and launching a cloud-based application (APP) that utilizes a predictive algorithm to foster closely knitted communities made up of individuals, families and businesses from a diverse background.

No timetable has been set to accomplish our business objectives and we do not presently have any firm commitment from any third parties to acquire or develop this business or raise the capital needed upon terms acceptable to us. When we commence this implementation and secure financing, we will identify our plan of operations, a marketing strategy, opportunities and competition.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

We did not generate revenues for the fiscal years ended August 31, 2018 and 2017.

Total Operating Expenses

We incurred operating expenses for the year ended August 31, 2018, in the amount of $77,410 compared to $76,526 for the year ended August 31, 2017, an increase of $884 or 1.2%. The increase was attributable to an increase in general expenses.

Net Loss

We incurred losses for the fiscal years ended August 31, 2018 and 2017, in the amounts of $77,410 and $76,526, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of August 31, 2018, working capital deficit amounted to $152,644, an increase of $77,410 of working capital deficit as compared to working capital of $75,234 as of August 31, 2017. This increase in working capital deficit is primarily a result of an increase in the current liability account due to related party of $89,628 offset by an increase in prepaid expenses of $12,433.

Property and Equipment. The Company currently owns no equipment.

In 2018 and 2017, the Company did not issue any shares of common stock.

Balance Sheet Data	August 31, 2018	August 31, 2017
Cash	$-	$-
Total Assets	$14,163	$1,730
Total Liabilities	$166,807	$76,964
Shareholders’ Deficit	$(152,644)	$(75,234)

During the year ended August 31, 2018, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $61,638 of operating expenses and made $27,990 prepayment on behalf of the Company. As of August 31, 2018 and August 31, 2017, we had an outstanding payable to 57 Society in the amount of $163,607 and $73,979, respectively, an increase of $89,628. The payable is unsecured, does not bear interest and is due on demand.

For the fiscal years ended August 31, 2018 and 2017, net cash used in operating activities were both $0.

For the fiscal years ended August 31, 2018 and 2017, net cash provided by financing activities were both $0.

We do not have sufficient resources to effectuate our business plan. We will have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity, or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. We are dependent upon our controlling shareholders to provide or loan us funds to meet our working capital needs.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $77,410 and $76,526 for the fiscal years ended August 31, 2018 and 2017, respectively. The working capital deficit was $152,644 as of August 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In the opinion of our independent registered public accounting firm for our fiscal year end August 31, 2018, our auditor included a statement that as a result of our accumulated deficit at August 31, 2018, our net loss and net cash used in operating activities for the reporting period then ended, there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of August 31, 2018, we have no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of August 31, 2018 and 2017 and the related statements of operations, changes in stockholders’ deficit and cash flows for the fiscal years then ended have been audited by MaloneBailey, LLP, which is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

To the Shareholders and Board of Directors of

VISIBER57 CORP.

Kowloon, Hong Kong

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VISIBER57 CORP. (the “Company”) as of August 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2014.
Houston, Texas
November 27, 2018

VISIBER57 CORP.

BALANCE SHEETS

	August 31,
	2018	2017

ASSETS

CURRENT ASSETS:
Prepaid expenses	$14,163	$1,730
Total Current Assets	14,163	1,730

TOTAL ASSETS	$14,163	$1,730

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,200	$2,985
Due to related party	163,607	73,979

Total Current Liabilities	166,807	76,964

TOTAL LIABILITIES	166,807	76,964

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares no shares issued and outstanding at August 31, 2018 and 2017	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares 5,280,000 shares issued and outstanding at August 31, 2018 and 2017	528	528
Additional paid-in capital	23,972	23,972
Accumulated deficit	(177,144)	(99,734)

TOTAL STOCKHOLDERS’ DEFICIT	(152,644)	(75,234)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,163	$1,730

The accompanying notes are an integral part of these financial statements.

VISIBER57 CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended
	August 31,
	2018	2017

OPERATING EXPENSES:
Professional fees	60,625	62,398
General and administrative expense	16,785	14,128

Total Operating Expenses	77,410	76,526

LOSS BEFORE INCOME TAX	(77,410)	(76,526)

INCOME TAX EXPENSE	-	-

NET LOSS	$(77,410)	$(76,526)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,280,000	5,280,000

The accompanying notes are an integral part of these financial statements.

VISIBER57 CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, August 31, 2016	-	$-	5,280,000	$528	$23,972	$(23,208)	$1,292

Net loss	-	-	-	-	-	(76,526)	(76,526)

Balance, August 31, 2017	-	-	5,280,000	528	23,972	(99,734)	(75,234)

Net loss	-	-	-	-	-	(77,410)	(77,410)

Balance, August 31, 2018	-	$-	5,280,000	$528	$23,972	$(177,144)	$(152,644)

The accompanying notes are an integral part of these financial statements.

VISIBER57 CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	August 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,410)	$(76,526)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	15,557	11,598
Accounts payable	61,853	64,928

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH	-	-

CASH AND CASH EQUIVALENTS - beginning of year	-	-

CASH AND CASH EQUIVALENTS - end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS:
Prepayment made by related party	$27,990	$4,995
Operating expenses paid by related party	$61,638	$65,003

The accompanying notes are an integral part of these financial statements.

VISIBER57 CORP.

Notes to Financial Statements

August 31, 2018

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

VISIBER57 Corp. (the “Company”), was incorporated in the State of Delaware on December 31, 2013 and established a fiscal year end of August 31. Effective on March 23, 2017, the Company changed its name to VISIBER57 CORP. and its trading symbol to “VCOR” effective April 11, 2017 in connection with its plan to expand its business and rebrand its identity. The Company was engaged in the electronic management and appointment of licensed producers in the insurance industry of the United States.

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

Going concern

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $77,410 and $76,526 for the fiscal years ended August 31, 2018 and 2017, respectively. The working capital deficit was $152,644 as of August 31, 2018. The net cash provided by operating activities was $0 for both fiscal years ended August 31, 2018 and 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying amounts reported in the balance sheet for prepaid expenses, accounts payable, and amounts due to related party approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of August 31, 2018 and 2017.

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

Related party

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions (see Note 3).

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of August 31, 2018 and 2017, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At August 31, 2018 and 2017, there were no outstanding common share equivalents.

Recent Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company is currently evaluating the impact of the adoption of this guidance on the Financial Statements.

NOTE – 3 – RELATED PARTY TRANSACTIONS

Our related parties are the following individuals and entities:

Name	Nature of Relationships
Choong Jeng Hew	Company’s Chief Executive Officer, President and Director
Chip Jin, Eng	Company’s Chief Financial Officer
57 Society international Limited (“57 Society”)	Company’s shareholder and owned by Choong Jeng Hew.

During the fiscal years ended August 31, 2018 and 2017, 57 Society paid $61,638 and $65,003 of operating expenses, respectively and made $27,990 and $4,995 prepayment on behalf of the Company, respectively. As of August 31, 2018 and 2017, the Company had outstanding payable to 57 Society in the amount of $163,607 and $73,979, respectively. The payable is unsecured, does not bear interest and is due on demand.

The Company’s principal executive offices in Hong Kong, which it shares with its controlling shareholder, 57 Society, are furnished to the Company by 57 Society without any charge.

NOTE 4 – INCOME TAXES

The Company has a deferred tax asset which is summarized as follows at:

	August 31, 2018	August 31, 2017
Deferred Tax Assets:
Net operating loss carryforward	$37,200	$33,910
Total deferred tax assets before valuation allowance	37,200	33,910
Valuation allowance	(37,200)	(33,910)
Net deferred tax assets	$—	$—

The Tax Cuts and Jobs Act of 2017 (the “Tax Act 2017”) was signed into law on December 22, 2017. The Tax Act 2017, among other things, reduces the statutory U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, changes rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, eliminates the corporate alternative minimum tax (“AMT”), and changes how existing AMT credits can be realized, creates the base erosion anti-abuse tax, a new minimum tax, and creates a new limitation on deductible interest expense.

With the enactment of the Tax Act 2017, the Company’s financial results for the year ended August 31, 2018 included a re-valuation of the U.S. deferred tax assets and corresponding valuation allowance at the new lower 21% U.S. federal statutory tax rate. There was no impact of the re-valuation to the net income because it was fully offset by the valuation allowance that was recorded against the deferred tax asset. The impact of the Tax Act 2017 on the Company may differ from management’s estimates. These estimates will be evaluated when necessary based on future regulations or guidance issued by the U.S. Department of the Treasury, and on specific actions the Company may take in the future.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2018 for the reasons discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2018 because it identified the following material weakness:

1)	We do not have an Audit Committee
2)	We did not maintain appropriate segregation of duties.
3)	We have not implemented policies and procedures that provide for multiple levels of supervision and review.
4)	The Company does not have well-established procedures to authorize and approve related party transactions.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of November 27, 2018. There are no family relationships between any of the executive officers and directors of the Company.

Name	Age	Positions and Offices to be Held
Choong Jeng Hew	50	Chief Executive Officer, President and Director
Chip Jin Eng	50	Chief Financial Officer, Treasurer, Secretary and Director

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

Choong Jeng Hew, age 50, has served as our Chief Executive Officer, President and member of our Board of Directors since August 12, 2016. Mr. Hew currently serves as the Chief Executive Officer of 57 Society and VISIBER Group of Companies, where he oversees their overall daily operations as well as strategic development. Prior to joining the Company, Mr. Hew worked at General Electric Information Services from 1992 to 1993, SITA/SCITOR from 1993 to 1994, Oracle Malaysia from 1997 to 1998 and Health Communication Network (HCN) from 1991 to 2001, where he had roles that included information technology and management, sales and marketing business development and strategic consulting. In addition, Mr. Hew was conferred the honorary title of Datoship by the State Sovereign of Pahang, Malaysia. Mr. Hew received a Bachelor of Science degree in Computer Science from Ohio State University. Mr. Hew also received a postgraduate diploma in Computer and Information Systems from the Curtin University of Technology in Australia in 1994.

As the Chief Executive Officer of our company, Mr. Hew brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

Chip Jin Eng, age 50, has served as our Chief Financial Officer, Treasurer, Secretary and Director since August 12, 2016. Mr. Eng currently serves as the Executive Director for VISIBER Sdn Bhd and VISIBER International (Singapore) Pte. Ltd and is the Chief Financial Officer of 57 Society. Since 2004 Mr. Eng has also served as an Independent Non-Executive Director and the Audit Committee Chairman of Oilcorp Bhd, a company listed on the Main Board of Bursa Malaysia stock exchange. Prior to joining 57 Society, since 1999, Mr. Jin established two consulting companies providing corporate advisory and consulting services. Mr. Eng was an auditor with Coopers & Lybrand, Charted Accountants in 1993 before joining Moores Rowland, Chartered Accountants in 1994. Mr. Jin graduated from the Royal Melbourne Institute of Technology, Melbourne, Australia and has been a Chartered Accountant registered with the Malaysian Institute of Accountants since 1996 and the Australian Society of Certified Practicing Accountants (ASCPA) since 2002.

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

Code of Ethics

We expect that we will adopt a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics available on a corporate website, additionally we do not currently have a website but are planning to create one. We intend to post any amendments to the code, or any waivers of its requirements, on our planned website.

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

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the year ended August 31, 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the fiscal year ended August 31, 2018.

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended August 31, 2018, (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at August 31, 2018 whose compensation exceed $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at August 31, 2018. Compensation information is shown for the fiscal years ended August 31, 2018 and 2017:

FISCAL 2018 AND 2017 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Choong Jeng Hew, President and Chief	2018	$-	$-	$-	$-	$-	$-	$-	$-
Executive Officer(1)	2017	$-	$-	$-	$-	$-	$-	$-	$-

Chip Jin Eng, Chief Financial	2018	$-	$-	$-	$-	$-	$-	$-	$-
Officer(2)	2017	$-	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Hew was appointed as our President, Chief Executive Officer and Director on August 12, 2016.

(2) Mr. Eng was appointed Chief Financial Officer on August 12, 2016.

Employment Agreements with Executive Officers

At this time, we do not have any written employment agreement or other formal compensation agreements with our officers and director. If we do enter into such agreements with our officers and directors, we will make appropriate additional disclosures as they are further developed and formalized.

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2018

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of August 31, 2018:

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

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR-END

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of November 27, 2018, relating to the beneficial ownership of shares of common stock by:

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

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Choong Jeng Hew, President, Chief Executive Officer and Director(2)	5,000,000	94.7%
Chip Jin Eng, Chief Financial Officer	-	-
Total Held by Officers and Directors of Each Class (2 persons):	5,000,000	94.7%

Five Percent Shareholders
57 Society International Limited(2)	5,000,000	94.7%

(1) Includes, where applicable, shares of common stock issuable upon the exercise of warrants and conversion of debt held by such person that may be exercised within 60 days after November 27, 2018. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially, warrants and convertible debt owned by them. Based on 5,280,000 shares of the Company’s common stock issued and outstanding on November 27, 2018.

(2) The number of shares beneficially owned by Mr. Hew includes 5,000,000 shares of common stock owned by 57 Society International Limited (“57 Society”). Mr. Hew has a pecuniary interest in and exercises voting and dispositive control over 100% of the Company’s common stock owned by 57 Society.

Item 13. Certain Relationships and Related Transactions and Director Independence

During the year ended August 31, 2018, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer and President, paid $61,638 of operating expenses and made $27,990 prepayment on behalf of the Company. As of August 31, 2018, and August 31, 2017, the Company had an outstanding payable to 57 Society in the amount of $163,607 and $73,979, respectively. The payable is unsecured, does not bear interest and is due on demand.

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

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey, LLP for the fiscal years ended August 31, 2018 and 2017, respectively.

	2018	2017

Audit Fees	$14,500	$13,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$14,500	$13,000

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

		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements” on page F-1 and included on pages F-2 through F-8.

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

3.2	Certificate of Amendment to the Certificate of Incorporation of eBizware Inc. filed with the Delaware Secretary of State on March 23, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on April 11, 2017).

3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

10.1	Form of Share Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2016).

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

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

VISIBER57 Corp.

Dated: November 27, 2018	By:	/s/ Choong Jeng Hew
Choong Jeng Hew, President and Chief Executive Officer (Principal executive officer)

Dated: November 27, 2018	By:	/s/ Chip Jin Eng
Chip Jin Eng, Chief Financial Officer (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Choong Jeng Hew	Director	November 27, 2018
Choong Jeng Hew

/s/ Chip Jin Eng	Director	November 27, 2018
Chip Jin Eng