Form 10-Q
period 2018-11-30
VISIBER57 CORP.
filed 2019-01-10
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: November 30, 2018

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,280,000 Shares of Common Stock, as of January 10, 2019.

VISIBER57 CORP.

Form 10-Q

November 30, 2018

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

VISIBER57 CORP.

BALANCE SHEETS

	November 30, 2018	August 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Prepaid expenses	$11,497	$14,163
Total Current Assets	11,497	14,163

TOTAL ASSETS	$11,497	$14,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$6,100	$3,200
Due to related party	181,278	163,607

Total Current Liabilities	187,378	166,807

TOTAL LIABILITIES	187,378	166,807

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares no shares issued and outstanding at November 30, 2018 and August 31, 2018	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares 5,280,000 shares issued and outstanding at November 30, 2018 and August 31, 2018	528	528
Additional paid-in capital	23,972	23,972
Accumulated deficit	(200,381)	(177,144)

TOTAL STOCKHOLDERS’ DEFICIT	(175,881)	(152,644)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,497	$14,163

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	November 30,
	2018	2017

OPERATING EXPENSES:
Professional fees	$18,800	$18,800
General and administrative expense	4,437	3,255

Total Operating Expenses	23,237	22,055

LOSS BEFORE INCOME TAX	(23,237)	(22,055)

INCOME TAX EXPENSE	-	-

NET LOSS	$(23,237)	$(22,055)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,280,000	5,280,000

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	November 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,237)	$(22,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	4,331	3,464
Accounts payable	18,906	18,591

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - beginning of period	-	-

CASH AND CASH EQUIVALENTS - end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS:
Prepayment made by related party	$1,665	$11,665
Operating expenses paid by related party	$16,006	$15,576

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

Notes to Unaudited Financial Statements

November 30, 2018

NOTE 1	–	ORGANIZATION AND NATURE OF OPERATIONS

VISIBER57 Corp. (the “Company”), was incorporated in the State of Delaware on December 31, 2013 and established a fiscal year end of August 31. The Company was engaged in the electronic management and appointment of licensed producers in the insurance industry of the United States.

On August 12, 2016, in connection with the sale of a controlling interest in the Company, Mark W. DeFoor (the “Seller”), the Company’s then Chief Executive Officer and Director entered into and closed on a Share Purchase Agreement (the “Agreement”) with 57 Society International Limited, (“57 Society”), a Hong Kong company, whereby 57 Society purchased from the Seller a total of 5,000,000 shares of the Company’s common stock. The Shares acquired represented approximately 94.70% of the issued and outstanding shares of common stock of the Company. Following the closing of the Agreement, Mark W. DeFoor resigned from all positions held of the Company and Choong Jeng Hew was appointed as the Chief Executive Officer and President of the Company. The Company then ceased its activities in the electronic management and appointment of licensed producers in the insurance industry and abandoned that business model.

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

Going concern

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $23,237 and $22,055 for the three months ended November 30, 2018 and 2017, respectively. The working capital deficit was $175,881 as of November 30, 2018. The net cash used in operating activities from was $0 for both three months ended November 30, 2018 and 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3	–	RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2018 and 2017, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $16,006 and $15,576, of operating expenses, respectively, and made $1,665 and $11,665 prepayment, respectively, on behalf of the Company. As of November 30, 2018 and August 31, 2018, the Company had an outstanding payable to 57 Society in the amount of $181,278 and $163,607, respectively. The payable is unsecured, does not bear interest and is due on demand.

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

On August 12, 2016, in connection with the sale of a controlling interest in the Company, Mark W. DeFoor (the “Seller”), the Company’s then Chief Executive Officer and Director entered into and closed on a Share Purchase Agreement (the “Agreement”) with 57 Society International Limited, (“57 Society”), a Hong Kong company, whereby 57 Society purchased from the Seller a total of 5,000,000 shares of the Company’s common stock. The Shares acquired represented approximately 94.70% of the issued and outstanding shares of common stock of the Company. Following the closing of the Agreement, Mark W. DeFoor resigned from all positions held of the Company and Choong Jeng Hew was appointed as the Chief Executive Officer and President of the Company. The Company then ceased its activities in the electronic management and appointment of licensed producers in the insurance industry and abandoned that business model. The Company is currently seeking new business opportunities or acquisitions.

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

Concurrently with the closing of the Agreement, Choong Jeng Hew was appointed as our Chief Executive Officer and Director and Chip Jin Eng was appointed as our Chief Financial Officer, Treasurer, Secretary and Director. At this time, we do not have any written employment agreement or other formal compensation agreements with our new officers and director. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Three months ended November 30, 2018 and 2017

Revenue

We did not generate revenues for the three months ended November 30, 2018 and 2017.

Total Operating Expenses

For the three months ended November 30, 2018, we incurred operating expenses in the amount of $23,237 compared to $22,055 for the three months ended November 30, 2017, an increase of $1,182 or 5%. The increase was attributable to an increase in general and administrative expenses of $1,182 or 36%.

Net Loss

We incurred a net loss for the three months ended November 30, 2018 in the amount of $23,237 compared to a net loss for the three months ended November 30, 2017 in the amount of $22,055, an increase of $1,182 or 5%. This increase is a result of the increase in total operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of November 30, 2018, working capital deficit amounted to $175,881, an increase of $23,237 or 15% of working capital deficit as compared to working capital deficit of $152,644, as of August 31, 2018. This increase in working capital deficit is primarily a result of an increase in the current liability accounts, due to related party of $17,671, and accounts payable of $2,900 and a decrease in the current asset account, prepaid expenses of $2,666.

During the three months ended November 30, 2018, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $16,006 of operating expenses and made $1,665 prepayment on behalf of the Company. As of November 30, 2018 and August 31, 2018, we had an outstanding payable to 57 Society in the amount of $181,278 and $163,607 respectively. The payable is unsecured, does not bear interest and is due on demand.

For the three months ended November 30, 2018, net cash used in operating activities amounted to $0 as compared to net cash used in operating activities for the three months ended November 30, 2017 of $0. For the three months ended November 30, 2018, net cash flow from financing activities amounted to $0 as compared to net cash flow from financing activities for the three months ended November 30, 2017 of $0.

We do not have sufficient resources to effectuate our business plan. We will have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity, or enter into a strategic arrangement with a third party to carry out our business plan. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. We are dependent upon our controlling shareholders to provide or loan us funds to meet our working capital needs.

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $23,237 and $22,055 for the three months ended November 30, 2018 and 2017, respectively. The working capital deficit was $175,881 as of November 30, 2018. The net cash used in operating activities from was $0 for both three months ended November 30, 2018 and 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of November 30, 2018, we have no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of November 30, 2018.

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

Changes in Internal Controls over Financial Reporting.

There have been no changes in our internal control over financial reporting during the last fiscal quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

3.2	Certificate of Amendment to the Certificate of Incorporation of eBizware Inc. filed with the Delaware Secretary of State on March 23, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on April 4, 2017).

3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISIBER57 CORP.

Date: January 10, 2019	By:	/s/ Choong Jeng Hew
Choong Jeng Hew
President and Chief Executive Officer (Principal Executive Officer)

Date: January 10, 2019	By:	/s/ Chip Jin Eng
Chip Jin Eng
Chief Financial Officer (Principal Financial and Accounting Officer)

