Form 10-Q
period 2019-02-28
VISIBER57 CORP.
filed 2019-04-12
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: February 28, 2019

or

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,280,000 Shares of Common Stock, as of April 12, 2019.

VISIBER57 CORP.

Form 10-Q

February 28, 2019

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

VISIBER57 CORP.

BALANCE SHEETS

	February 28, 2019	August 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Prepaid expenses	$9,660	$14,163
Total Current Assets	9,660	14,163

TOTAL ASSETS	$9,660	$14,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,138	$3,200
Due to related party	195,516	163,607

Total Current Liabilities	199,654	166,807

TOTAL LIABILITIES	199,654	166,807

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares no shares issued and outstanding at February 28, 2019 and August 31, 2018	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares 5,280,000 shares issued and outstanding at February 28, 2019 and August 31, 2018	528	528
Additional paid-in capital	23,972	23,972
Accumulated deficit	(214,494)	(177,144)

TOTAL STOCKHOLDERS’ DEFICIT	(189,994)	(152,644)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,660	$14,163

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2019	2018	2019	2018

OPERATING EXPENSES:
Professional fees	9,538	14,300	28,338	33,100
General and administrative expense	4,575	5,312	9,012	8,567

Total Operating Expenses	14,113	19,612	37,350	41,667

LOSS BEFORE INCOME TAX	(14,113)	(19,612)	(37,350)	(41,667)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(14,113)	$(19,612)	$(37,350)	$(41,667)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$-	$-	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,280,000	5,280,000	5,280,000	5,280,000

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended February 28, 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, August 31, 2018	-	$-	5,280,000	$528	$23,972	$(177,144)	$(152,644)

Net loss	-	-	-	-	-	(23,237)	(23,237)

Balance, November 30, 2018	-	$-	5,280,000	$528	$23,972	$(200,381)	$(175,881)

Net loss	-	-	-	-	-	(14,113)	(14,113)

Balance, February 28, 2019	-	$-	5,280,000	$528	$23,972	$(214,494)	$(189,994)

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended February 28, 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, August 31, 2017	-	$-	5,280,000	$528	$23,972	$(99,734)	$(75,234)

Net loss	-	-	-	-	-	(22,055)	(22,055)

Balance, November 30, 2017	-	$-	5,280,000	$528	$23,972	$(121,789)	$(97,289)

Net loss	-	-	-	-	-	(19,612)	(19,612)

Balance, February 28, 2018	-	$-	5,280,000	$528	$23,972	$(141,401)	$(116,901)

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	February 28,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,350)	$(41,667)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	8,828	7,562
Accounts payable	28,522	34,105

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH	-	-

CASH AND CASH EQUIVALENTS - beginning of period	-	-

CASH AND CASH EQUIVALENTS - end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS:
Prepayment made by related party	$4,325	$14,325
Operating expenses paid by related party	$27,584	$30,279

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

Notes to Unaudited Financial Statements

February 28, 2019

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission.

Going concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $37,350 and $41,667 for the six months ended February 28, 2019 and 2018, respectively. The working capital deficit was $189,994 as of February 28, 2019. The net cash used in operating activities was $0 for both six months ended February 28, 2019 and 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3	–	RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2019 and 2018, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $27,584 and $30,279, of operating expenses, respectively, and made $4,325 and $14,325 prepayment, respectively, on behalf of the Company. As of February 28, 2019 and August 31, 2018, the Company had an outstanding payable to 57 Society in the amount of $195,516 and $163,607, respectively. The payable is unsecured, does not bear interest and is due on demand.

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

Three and six months ended February 28, 2019 and 2018

Revenue

The Company did not generate revenues during the three and six months ended February 28, 2019 and 2018.

Total Operating Expenses

For the three months ended February 28, 2019, the Company incurred operating expenses, in the amount of $14,113 compared to $19,612 for the three months ended February 28, 2018, a decrease of $5,499 or 28%. The decrease was attributable to a decrease in professional fees of $4,762 or 33%, primarily due to reduction in legal fees and a decrease in general and administrative expenses of $737 or 14%.

For the six months ended February 28, 2019, the Company incurred operating expenses in the amount of $37,350 compared to $41,667 for the six months ended February 28, 2018, a decrease of $4,317 or 10%. The decrease was attributable to a decrease in professional fees of $4,762 or 14%, primarily due to reduction in legal fees, offset by an increase in general and administrative expenses of $445 or 5%.

Net Loss

The Company incurred a net loss for the three months ended February 28, 2019 in the amount of $14,113 compared to a net loss for the three months ended February 28, 2018 in the amount of $19,612, a decrease of $5,499 or 28%. This decrease was a result of the decrease in total operating expenses discussed above.

The Company incurred a net loss for the six months ended February 28, 2019, in the amount of $37,350 compared to $41,667 for the six months ended February 28, 2018, a decrease of $4,317 or 10%. This decrease is a result of the decrease in total operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of February 28, 2019, working capital deficit amounted to $189,994, an increase of $37,350 or 24% of working capital deficit as compared to working capital deficit of $152,644 as of August 31, 2018. This increase in working capital deficit is primarily a result of an increase in the current liability accounts, due to related party of $31,909 or 20%, and accounts payable of $938 or 29% and a decrease in the current asset account, prepaid expenses of $4,503 or 32%.

During the six months ended February 28, 2019, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer and President, paid $27,584 of operating expenses and made $4,325 prepayment on behalf of the Company. As of February 28, 2019 and August 31, 2018, the Company had outstanding payable to 57 Society in the amount of $195,516 and $163,607, respectively. The payable is unsecured, does not bear interest and is due on demand.

For the six months ended February 28, 2019, net cash used in operating activities amounted to $0 as compared to net cash used in operating activities for the six months ended February 28, 2018 of $0.

For the six months ended February 28, 2019, net cash flow from financing activities amounted to $0 as compared to net cash flow from financing activities for the six months ended February 28, 2018 of $0.

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

Going Concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $37,350 and $41,667 for the six months ended February 28, 2019 and 2018, respectively. The working capital deficit was $189,994 as of February 28, 2019. The net cash used in operating activities was $0 for both six months ended February 28, 2019 and 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of February 28, 2019, we had no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of February 28, 2019.

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

VISIBER57 CORP.

Date: April 12, 2019	By:	/s/ Choong Jeng Hew
Choong Jeng Hew
President and Chief Executive Officer (Principal Executive Officer)

Date: April 12, 2019	By:	/s/ Chip Jin Eng
Chip Jin Eng Chief Financial Officer (Principal Financial and Accounting Officer)

