Form 10-Q
period 2019-05-31
VISIBER57 CORP.
filed 2019-07-12
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: May 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,280,000 Shares of Common Stock, as of July 12, 2019.

VISIBER57 CORP.

Form 10-Q

May 31, 2019

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

VISIBER57 CORP.

BALANCE SHEETS

	May 31, 2019	August 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Prepaid expenses	$6,827	$14,163
Total Current Assets	6,827	14,163

TOTAL ASSETS	$6,827	$14,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$5,784	$3,200
Due to related party	207,935	163,607

Total Current Liabilities	213,719	166,807

TOTAL LIABILITIES	213,719	166,807

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares no shares issued and outstanding at May 31, 2019 and August 31, 2018	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares 5,280,000 shares issued and outstanding at May 31, 2019 and August 31, 2018	528	528
Additional paid-in capital	23,972	23,972
Accumulated deficit	(231,392)	(177,144)

TOTAL STOCKHOLDERS’ DEFICIT	(206,892)	(152,644)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,827	$14,163

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2019	2018	2019	2018

OPERATING EXPENSES:
Professional fees	12,296	14,300	40,634	47,400
General and administrative expense	4,602	4,114	13,614	12,681

Total Operating Expenses	16,898	18,414	54,248	60,081

LOSS BEFORE INCOME TAX	(16,898)	(18,414)	(54,248)	(60,081)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(16,898)	$(18,414)	$(54,248)	$(60,081)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,280,000	5,280,000	5,280,000	5,280,000

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended May 31, 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at August 31, 2018	-	$-	5,280,000	$528	$23,972	$(177,144)	$(152,644)

Net loss	-	-	-	-	-	(23,237)	(23,237)

Balance at November 30, 2018	-	$-	5,280,000	$528	$23,972	$(200,381)	$(175,881)

Net loss	-	-	-	-	-	(14,113)	(14,113)

Balance at February 28, 2019	-	$-	5,280,000	$528	$23,972	$(214,494)	$(189,994)

Net loss	-	-	-	-	-	(16,898)	(16,898)

Balance at May 31, 2019	-	$-	5,280,000	$528	$23,972	$(231,392)	$(206,892)

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended May 31, 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at August 31, 2017	-	$-	5,280,000	$528	$23,972	$(99,734)	$(75,234)

Net loss	-	-	-	-	-	(22,055)	(22,055)

Balance at November 30, 2017	-	$-	5,280,000	$528	$23,972	$(121,789)	$(97,289)

Net loss	-	-	-	-	-	(19,612)	(19,612)

Balance at February 28, 2018	-	$-	5,280,000	$528	$23,972	$(141,401)	$(116,901)

Net loss	-	-	-	-	-	(18,414)	(18,414)

Balance at May 31, 2018	-	$-	5,280,000	$528	$23,972	$(159,815)	$(135,315)

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended May 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,248)	$(60,081)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	13,326	11,559
Accounts payable	40,922	48,522

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - beginning of period	-	-

CASH AND CASH EQUIVALENTS - end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS:
Prepayment made by related party	$5,990	$15,990
Operating expenses paid by related party	$38,338	$48,307

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

Notes to Unaudited Financial Statements

May 31, 2019

NOTE 1 –	ORGANIZATION AND NATURE OF OPERATIONS

VISIBER57 Corp. (referred to herein as “we,” “our,” “us” or the “Company”), was incorporated in the State of Delaware on December 31, 2013 under the name “eBizware.com, Inc.” and established a fiscal year end of August 31. The Company was engaged in the electronic management and appointment of licensed producers in the insurance industry of the United States.

On August 12, 2016, in connection with the sale of a controlling interest in the Company, Mark W. DeFoor (the “Seller”), the Company’s then Chief Executive Officer and Director entered into and closed on a Share Purchase Agreement (the “Agreement”) with 57 Society International Limited, (“57 Society,”) a Hong Kong company, whereby 57 Society purchased from the Seller a total of 5,000,000 shares of the Company’s common stock. The shares acquired represented approximately 94.70% of the then issued and outstanding shares of common stock of the Company. Following the closing of the Agreement, Mark W. DeFoor resigned from all positions held with the Company and Choong Jeng Hew was appointed as the Chief Executive Officer and President of the Company. The Company then ceased its activities in the electronic management and appointment of licensed producers in the insurance industry and abandoned that business model.

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

Going concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $54,248 and $60,081 for the nine months ended May 31, 2019 and 2018, respectively. The working capital deficit was $206,892 as of May 31, 2019. The net cash generated from operating activities was $0 for both nine months ended May 31, 2019 and 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

During the nine months ended May 31, 2019 and 2018, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $38,338 and $48,307, of operating expenses, respectively, and made $5,990 and $15,990 prepayment, respectively, on behalf of the Company. As of May 31, 2019 and August 31, 2018, the Company had an outstanding payable to 57 Society in the amount of $207,935 and $163,607, respectively. The payable is unsecured, does not bear interest and is due on demand.

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

Company Overview

VISIBER57 CORP. (the “Company”) formerly eBizware, Inc., a Delaware corporation, was formed on December 31, 2013. The Company is headquartered at Unit B19, 9/F, Efficiency House, 35 Tai Yau Street, San Po Kong, Kowloon, Hong Kong. The Company was previously engaged in the electronic management and appointment of licensed producers in the insurance industry of the United States.

On August 12, 2016, in connection with the sale of a controlling interest in the Company, Mark W. DeFoor (the “Seller”), the Company’s then Chief Executive Officer and Director entered into and closed on a Share Purchase Agreement (the “Agreement”) with 57 Society International Limited, (“57 Society”), a Hong Kong company, whereby 57 Society purchased from the Seller a total of 5,000,000 shares of the Company’s common stock. The shares acquired represented approximately 94.70% of the then issued and outstanding shares of common stock of the Company. Following the closing of the Agreement, Mark W. DeFoor resigned from all positions held with the Company and Choong Jeng Hew was appointed as the Chief Executive Officer and President of the Company. The Company then ceased its activities in the electronic management and appointment of licensed producers in the insurance industry and abandoned that business model. The Company is currently seeking new business opportunities or acquisitions.

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

No timetable has been set to accomplish our business objectives and we do not presently have any firm commitment from any third parties to acquire or develop this business or raise the capital needed upon terms acceptable to us, or at all. When we commence this implementation and secure financing, we will identify our plan of operations, a marketing strategy, opportunities and competition.

Concurrently with the closing of the Agreement, Choong Jeng Hew was appointed as our Chief Executive Officer and Director and Chip Jin Eng was appointed as our Chief Financial Officer, Treasurer, Secretary and Director. At this time, we do not have any written employment agreement or other formal compensation agreements with our officers and directors. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Three and Nine Months Ended May 31, 2019 and 2018

Revenue

The Company did not generate revenues during the three and nine months ended May 31, 2019 and 2018.

Total Operating Expenses

For the three months ended May 31, 2019, the Company incurred operating expenses, in the amount of $16,898 compared to $18,414 for the three months ended May 31, 2018, a decrease of $1,516 or 8%. The decrease was attributable to a decrease in professional fees of $2,004 or 14%, primarily due to reduction in legal fees, offset by an increase in general and administrative expenses of $488 or 12%.

For the nine months ended May 31, 2019, the Company incurred operating expenses in the amount of $54,248 compared to $60,081 for the nine months ended May 31, 2018, a decrease of $5,833 or 10%. The decrease was attributable to a decrease in professional fees of $6,766 or 14%, primarily due to reduction in legal fees, offset by an increase in general and administrative expenses of $933 or 7%.

Net Loss

The Company incurred a net loss for the three months ended May 31, 2019 in the amount of $16,898 compared to a net loss for the three months ended May 31, 2018 in the amount of $18,414, a decrease of $1,516 or 8%. This decrease was a result of the decrease in total operating expenses as discussed above.

The Company incurred a net loss for the nine months ended May 31, 2019, in the amount of $54,248 compared to $60,081 for the nine months ended May 31, 2018, a decrease of $5,833 or 10%. This decrease was a result of the decrease in total operating expenses as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of May 31, 2019, the Company’s working capital deficit amounted to $206,892, an increase of $54,248 or 36% of working capital deficit as compared to working capital deficit of $152,644 as of August 31, 2018. This increase in working capital deficit was primarily a result of an increase in the current liability accounts, due to related party of $44,328 or 27%, and accounts payable of $2,584 or 81% and a decrease in the current asset account, prepaid expenses of $7,336 or 52%.

During the nine months ended May 31, 2019, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer and President, paid $38,338 of operating expenses and made $5,990 prepayment on behalf of the Company. As of May 31, 2019 and August 31, 2018, the Company had an outstanding payable to 57 Society in the amount of $207,935 and $163,607, respectively. The payable is unsecured, does not bear interest and is due on demand.

For the nine months ended May 31, 2019, net cash used in operating activities amounted to $0 as compared to net cash used in operating activities for the nine months ended May 31, 2018 of $0.

For the nine months ended May 31, 2019, net cash flow from financing activities amounted to $0 as compared to net cash flow from financing activities for the nine months ended May 31, 2018 of $0.

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

Going Concern

The unaudited financial statements included in this report, have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $54,248 and $60,081 for the nine months ended May 31, 2019 and 2018, respectively. The working capital deficit was $206,892 as of May 31, 2019. The net cash used in operating activities was $0 for both nine months ended May 31, 2019 and 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. The financial statements included in this report, do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of May 31, 2019, we had no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of May 31, 2019.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

3.2	Certificate of Amendment to the Certificate of Incorporation of eBizware Inc. filed with the Delaware Secretary of State on March 23, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on April 11, 2017).

3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Periodic Financial Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISIBER57 CORP.

Date: July 12, 2019	By:	/s/ Choong Jeng Hew
Choong Jeng Hew
President and Chief Executive Officer (Principal Executive Officer)

Date: July 12, 2019	By:	/s/ Chip Jin Eng
Chip Jin Eng Chief Financial Officer (Principal Financial and Accounting Officer)

