Form 10-Q
period 2019-11-30
VISIBER57 CORP.
filed 2020-01-13
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: November 30, 2019

or

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

As of January 8, 2020, 13,200,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

VISIBER57 CORP.

Form 10-Q

November 30, 2019

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

VISIBER57 CORP.

BALANCE SHEETS

	November 30, 2019	August 31, 2019
	(unaudited)
ASSETS

CURRENT ASSETS:
Prepaid expenses	$11,498	$14,330
Total Current Assets	11,498	14,330

TOTAL ASSETS	$11,498	$14,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,600	$3,800
Due to related party	246,574	232,000

Total Current Liabilities	250,174	235,800

TOTAL LIABILITIES	250,174	235,800

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares no shares issued and outstanding at November 30, 2019 and August 31, 2019	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares, 13,200,000 shares issued and outstanding at November 30, 2019 and August 31, 2019 (*)	1,320	1,320
Additional paid-in capital (*)	23,180	23,180
Accumulated deficit	(263,176)	(245,970)

TOTAL STOCKHOLDERS’ DEFICIT	(238,676)	(221,470)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,498	$14,330

(*) Effective November 8, 2019, the Company affected a forward stock split, whereby each share of common stock issued and outstanding immediately prior to the effective time was automatically and without any action on the part of the respective holders thereof, split and converted into two and one half shares of common stock (the “2.5-for-1 Forward Stock Split”). The authorized number of shares and par value per share remained unchanged. The Company’s prior period capital accounts have been retroactively stated to reflect the 2.5-for-1 Forward Stock Split.

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	November 30,
	2019	2018

OPERATING EXPENSES:
Professional fees	12,100	18,800
General and administrative expense	5,106	4,437

Total Operating Expenses	17,206	23,237

LOSS BEFORE INCOME TAX	(17,206)	(23,237)

INCOME TAX EXPENSE	-	-

NET LOSS	$(17,206)	$(23,237)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted (*)	13,200,000	13,200,000

(*) Effective November 8, 2019, the Company affected a forward stock split, whereby each share of common stock issued and outstanding immediately prior to the effective time was automatically and without any action on the part of the respective holders thereof, split and converted into two and one half shares of common stock (the “2.5-for-1 Forward Stock Split”). The authorized number of shares and par value per share remained unchanged. The Company’s prior period capital accounts have been retroactively stated to reflect the 2.5-for-1 Forward Stock Split.

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended November 30, 2019

(Unaudited)

	Preferred Stock		Common Stock (*)		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital (*)	Deficit	Deficit

Balance, August 31, 2019	-	$-	13,200,000	$1,320	$23,180	$(245,970)	$(221,470)

Net loss	-	-	-	-	-	(17,206)	(17,206)

Balance, November 30, 2019	-	$-	13,200,000	$1,320	$23,180	$(263,176)	$(238,676)

(*) Effective November 8, 2019, the Company affected a forward stock split, whereby each share of common stock issued and outstanding immediately prior to the effective time was automatically and without any action on the part of the respective holders thereof, split and converted into two and one half shares of common stock (the “2.5-for-1 Forward Stock Split”). The authorized number of shares and par value per share remained unchanged. The Company’s prior period capital accounts have been retroactively stated to reflect the 2.5-for-1 Forward Stock Split.

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended November 30, 2018

(Unaudited)

	Preferred Stock		Common Stock (*)		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital (*)	Deficit	Deficit

Balance, August 31, 2018	-	$-	13,200,000	$1,320	$23,180	$(177,144)	$(152,644)

Net loss	-	-	-	-	-	(23,237)	(23,237)

Balance, November 30, 2018	-	$-	13,200,000	$1,320	$23,180	$(200,381)	$(175,881)

(*) Effective November 8, 2019, the Company affected a forward stock split, whereby each share of common stock issued and outstanding immediately prior to the effective time was automatically and without any action on the part of the respective holders thereof, split and converted into two and one half shares of common stock (the “2.5-for-1 Forward Stock Split”). The authorized number of shares and par value per share remained unchanged. The Company’s prior period capital accounts have been retroactively stated to reflect the 2.5-for-1 Forward Stock Split.

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	November 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,206)	$(23,237)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	4,497	4,331
Accounts payable	12,709	18,906

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - beginning of period	-	-

CASH AND CASH EQUIVALENTS - end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTION
Prepayment made by related party	$1,665	$1,665
Operating expense paid by related party	$12,909	$16,006

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

Notes to Unaudited Financial Statements

November 30, 2019

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

On September 18, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State to implement a 2.5-for-1 forward stock split (the “Forward Stock Split”) of the Company’s issued and outstanding common stock, which became effective on November 8, 2019. Each one (1) share owned by a stockholder was exchanged for two-and-one-half (2.5) shares of common stock, and the number of shares of the Company’s common stock issued and outstanding was increased proportionately based on the Forward Stock Split. The number of authorized shares was not adjusted. All share and per share amounts in the accompanying financial statements for the prior period have been retroactively adjusted to reflect the Forward Stock Split.

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission.

Going concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $17,206 and $23,237 for the three months ended November 30, 2019 and 2018, respectively. The working capital deficit was $238,676 as of November 30, 2019. The net cash generated from operating activities was $0 for both three months ended November 30, 2019 and 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

VISIBER57 CORP.

Notes to Unaudited Financial Statements

November 30, 2019

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At November 30, 2019, there were no outstanding common share equivalents.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 –	RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2019 and 2018, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $12,909 and $16,006, of operating expenses, respectively, and made $1,665 and $1,665 prepayment, respectively, on behalf of the Company. As of November 30, 2019 and August 31, 2019, the Company had an outstanding payable to 57 Society in the amount of $246,574 and $232,000, respectively. The payable is unsecured, does not bear interest and is due on demand.

The Company’s principal executive offices in Hong Kong, which it shares with its controlling shareholder, 57 Society, are furnished to the Company by 57 Society without any charge.

NOTE 4 – COMMON STOCK

On September 18, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State to implement a 2.5-for-1 forward stock split (the “Forward Stock Split”) of the Company’s issued and outstanding common stock, which became effective on November 8, 2019. Each one (1) share owned by a stockholder was exchanged for two-and-one-half (2.5) shares of common stock, and the number of shares of the Company’s common stock issued and outstanding was increased proportionately based on the Forward Stock Split. The number of authorized shares was not adjusted. All share and per share amounts in the accompanying financial statements for the prior period have been retroactively adjusted to reflect the Forward Stock Split.

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

Three Months Ended November 30, 2019 and 2018

Revenue

The Company did not generate revenues during the three months ended November 30, 2019 and 2018.

Total Operating Expenses

For the three months ended November 30, 2019, the Company incurred operating expenses, in the amount of $17,206 compared to $23,237 for the three months ended November 30, 2018, a decrease of $6,031 or 26%. The decrease was attributable to a decrease in professional fees of $6,700 or 36%, primarily due to reduction in legal fees.

Net Loss

For the three months ended November 30, 2019, the Company incurred operating expenses, in the amount of $17,206 compared to $23,237 for the three months ended November 30, 2018, a decrease of $6,031 or 26%. This was a result of the decrease in total operating expenses as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of November 30, 2019, the Company’s working capital deficit amounted to $238,676, an increase of $17,206 or 8% of working capital deficit as compared to working capital deficit of $221,470 as of August 31, 2019. This increase in working capital deficit was primarily a result of an increase in the current liability accounts, due to related party of $14,574 or 6%, a decrease in accounts payable of $200 or 5% and a decrease in prepaid expenses of $2,832 or 20%.

During the three months ended November 30, 2019 and 2018, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $12,909 and $16,006, of operating expenses, respectively, and made $1,665 and $1,665 prepayment, respectively, on behalf of the Company. As of November 30, 2019 and August 31, 2019, the Company had an outstanding payable to 57 Society in the amount of $246,574 and $232,000, respectively. The payable is unsecured, does not bear interest and is due on demand.

For the three months ended November 30, 2019 and 2018, net cash used in operating activities amounted to $0 for both periods.

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

Going Concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $17,206 and $23,237 for the three months ended November 30, 2019 and 2018, respectively. The working capital deficit was $238,676 as of November 30, 2019. The net cash generated from operating activities was $0 for both three months ended November 30, 2019 and 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of November 30, 2019, we had no off-balance sheet arrangements.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of November 30, 2019 because it identified the following material weakness:

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

VISIBER57 CORP.

Date: January 13, 2020	By:	/s/ Choong Jeng Hew
Choong Jeng Hew
President and Chief Executive Officer (Principal Executive Officer)

Date: January 13, 2020	By:	/s/ Chip Jin Eng
Chip Jin Eng Chief Financial Officer (Principal Financial Officer)

