Form 10-Q
period 2020-05-31
VISIBER57 CORP.
filed 2020-07-09
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: May 31, 2020

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

As of July 9, 2020, 13,200,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

VISIBER57 CORP.

Form 10-Q

May 31, 2020

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

VISIBER57 CORP.

BALANCE SHEETS

	May 31, 2020	August 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Prepaid expenses	$6,827	$14,330
Total Current Assets	6,827	14,330

TOTAL ASSETS	$6,827	$14,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,684	$3,800
Due to related party	263,265	232,000

Total Current Liabilities	265,949	235,800

TOTAL LIABILIITES	265,949	235,800

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares no shares issued and outstanding at May 31, 2020 and August 31, 2019	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares 13,200,000 shares issued and outstanding at May 31, 2020 and August 31, 2019 (*)	1,320	1,320
Additional paid-in capital (*)	23,180	23,180
Accumulated deficit	(283,622)	(245,970)

TOTAL STOCKHOLDERS’ DEFICIT	(259,122)	(221,470)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,827	$14,330

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

VISIBER57 CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2020	2019	2020	2019

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	5,735	12,296	23,135	40,634
General and administrative expense	4,836	4,602	14,517	13,614

Total Operating Expenses	10,571	16,898	37,652	54,248

LOSS BEFORE INCOME TAX	(10,571)	(16,898)	(37,652)	(54,248)

INCOME TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(10,571)	(16,898)	(37,652)	(54,248)

NET LOSS	$(10,571)	$(16,898)	$(37,652)	$(54,248)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted (*)	13,200,000	13,200,000	13,200,000	13,200,000

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

VISIBER57 CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended May 31, 2020

(Unaudited)

	Preferred Stock		Common Stock (*)		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital (*)	Deficit	Equity (Deficit)

Balance, August 31, 2019	-	$-	13,200,000	$1,320	$23,180	$(245,970)	$(221,470)

Net loss	-	-	-	-	-	(17,206)	(17,206)

Balance at November 30, 2019	-	$-	13,200,000	$1,320	$23,180	$(263,176)	$(238,676)

Net loss	-	-	-	-	-	(9,875)	(9,875)

Balance at February 29, 2020	-	$-	13,200,000	1,320	23,180	(273,051)	(248,551)

Net loss	-	-	-	-	-	(10,571)	(10,571)

Balance at May 31, 2020	-	$-	13,200,000	1,320	23,180	(283,622)	(259,122)

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

VISIBER57 CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended May 31, 2019

(Unaudited)

	Preferred Stock		Common Stock (*)		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital (*)	Deficit	Deficit

Balance at August 31, 2018	-	$-	13,200,000	$1,320	$23,180	$(177,144)	$(152,644)

Net loss	-	-	-	-	-	(23,237)	(23,237)

Balance at November 30, 2018	-	$-	13,200,000	$1,320	$23,180	$(200,381)	$(175,881)

Net loss	-	-	-	-	-	(14,113)	(14,113)

Balance at February 28, 2019	-	$-	13,200,000	$1,320	$23,180	$(214,494)	$(189,994)

Net loss	-	-	-	-	-	(16,898)	(16,898)

Balance at May 31, 2019	-	$-	13,200,000	$1,320	$23,180	$(231,392)	$(206,892)

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

VISIBER57 CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	May 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,652)	$(54,248)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	8,752	13,326
Accounts payable	28,900	40,922

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH	-	-

CASH AND CASH EQUIVALENTS - beginning of period	-	-

CASH AND CASH EQUIVALENTS - end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS:
Prepayment made by related party	$1,249	$5,990
Operating expenses paid by related party	$30,016	$38,338

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

Notes to Unaudited Financial Statements

May 31, 2020

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

Going concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $37,652 and $54,248 for the nine months ended May 31, 2020 and 2019, respectively. The working capital deficit was $259,122 as of May 31, 2020. The net cash generated from operating activities was $0 for both nine months ended May 31, 2020 and 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

May 31, 2020

Related party

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At May 31, 2020, there were no outstanding common share equivalents.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 –	RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2020 and 2019, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $30,016 and $38,338, of operating expenses, respectively, and made $1,249 and $5,990 prepayment, respectively, on behalf of the Company. As of May 31, 2020 and August 31, 2019, the Company had an outstanding payable to 57 Society in the amount of $263,265 and $232,000, respectively. The payable is unsecured, does not bear interest and is due on demand.

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

On March 6 2020, 57 Society had transferred 5,587,000 shares which represent approximately 42.33% of the issued and outstanding shares of common stock of the Company to third parties.

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

Three and Nine Months Ended May 31, 2020 and 2019

Revenue

The Company did not generate revenues during the three and nine months ended May 31, 2020 and 2019.

Total Operating Expenses

For the three months ended May 31, 2020, the Company incurred operating expenses, in the amount of $10,571 compared to $16,898 for the three months ended May 31, 2019, a decrease of $6,327 or 37%. The decrease was attributable to a decrease in professional fees of $6,561 or 53%, primarily due to reduction in legal fees.

For the nine months ended May 31, 2020, the Company incurred operating expenses in the amount of $37,652 compared to $54,248 for the nine months ended May 31, 2019, a decrease of $16,596 or 31%. The decrease was attributable to a decrease in professional fees of $17,499 or 43%, primarily due to reduction in legal fees, offset by an increase in general and administrative expenses of $903 or 7%.

Net Loss

The Company incurred a net loss for the three months ended May 31, 2020 in the amount of $10,571 compared to $16,898 for the three months ended May 31, 2019, a decrease of $6,327 or 37%. This was a result of the decrease in total operating expenses as discussed above.

The Company incurred a net loss for the nine months ended May 31, 2020, in the amount of $37,652 compared to $54,248 for the nine months ended May 31, 2019, a decrease of $16,596 or 31%. This decrease is a result of the decrease in total operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of May 31, 2020, the Company’s working capital deficit amounted to $259,122, an increase of $37,652 or 17% of working capital deficit as compared to working capital deficit of $221,470 as of August 31, 2019. This increase in working capital deficit was primarily a result of an increase in the current liability accounts resulting from an increase in due to related party of $31,265 or 13% offset by a decrease in prepaid expenses of $7,503 or 52% and a decrease in accounts payable of $1,116 or 29%.

During the nine months ended May 31, 2020 and 2019, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $30,016 and $38,338, of operating expenses, respectively, and made $1,249 and $5,990 prepayment, respectively, on behalf of the Company. As of May 31, 2020 and August 31, 2019, the Company had an outstanding payable to 57 Society in the amount of $263,265 and $232,000, respectively. The payable is unsecured, does not bear interest and is due on demand.

For the three and nine months ended May 31, 2020 and 2019, net cash used in operating activities amounted to $0 for both periods.

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

Going Concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $37,652 and $54,248 for the nine months ended May 31, 2020 and 2019, respectively. The working capital deficit was $259,122 as of May 31, 2020. The net cash generated from operating activities was $0 for both nine months ended May 31, 2020 and 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of May 31, 2020, we had no off-balance sheet arrangements.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of May 31, 2020 because it identified the following material weakness:

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

VISIBER57 CORP.

Date: July 9, 2020	By:	/s/ Choong Jeng Hew
Choong Jeng Hew
President and Chief Executive Officer (Principal Executive Officer)

Date: July 9, 2020	By:	/s/ Chip Jin Eng
Chip Jin Eng
Chief Financial Officer
(Principal Financial Officer)

