Form 10-K
period 2020-08-31
VISIBER57 CORP.
filed 2020-11-30
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended August 31, 2020

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

On February 29, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,287,000 based on the closing sale price of such stock of $1 on September 28, 2018. The registrant has used the reported sales price of the stock on September 28, 2018 to calculate the aggregate market value of the voting stock held by non-affiliates as of February 29, 2020 because there has been no trading in stock since September 28, 2018.

As of November 30, 2020, 13,200,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

On February 20, 2020, 57 Society International Ltd. transferred 5,587,000 shares of the Company’s common stock to individual shareholders. The ownership of 57 Society International Ltd. decreased from 94.70% to 52.37%.

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

Employees

At August 31, 2020 we had no full-time employees. None of our employees are covered by collective bargaining agreements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets Group, Inc. and has been quoted under the symbol “VCOR” since July 2016. Our stock is thinly traded on the OTCQB and there can be no assurance that a liquid market for our common stock will ever develop. In 2018, our common stock was traded at $2.5 per share (or $1 per share giving effect to the 2.5-for-1 split of our common stock effected on September 18, 2019).

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended August 31, 2020 and 2019. This information was obtained from the OTCQB, adjusted to reflect the 2.5-for-1 split of our common stock effected on September 18, 2019, and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2020
August 31, 2020	$1	$1
May 31, 2020	$1	$1
February 29, 2020	$1	$1
November 30, 2019	$1	$1

Fiscal Year 2019
August 31, 2019	$1	$1
May 31, 2019	$1	$1
February 28, 2019	$1	$1
November 30, 2018	$1	$1

Security Holders

As of November 30, 2020, there were approximately 68 record holders, an unknown number of additional holders whose stock is held in “street name” and 13,200,000 shares of common stock issued and outstanding.

Authorized Capital Stock

We are authorized to issue 425,000,000 shares of common stock, par value $0.0001, and 75,000,000 shares of preferred stock, par value $0.0001. As of November 30, 2020, there were 13,200,000 shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding.

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

On February 20, 2020, 57 Society International Ltd. transferred 5,587,000 shares of the Company’s common stock to individual shareholders. The ownership of 57 Society International Ltd. decreased from 94.70% to 52.37%.

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

Revenue:

We did not generate revenues for the fiscal years ended August 31, 2020 and 2019.

Total Operating Expenses:

We incurred operating expenses for the year ended August 31, 2020, in the amount of $47,488 compared to $68,826 for the year ended August 31, 2019 a decrease of $21,338 or 31%. The decrease was attributable to a decrease in professional fees of $22,215 or 44%, primarily due to reduction in legal fees, offset by an increase in general and administrative expenses of $877 or 5%.

Net Loss:

We incurred losses for the fiscal years ended August 31, 2020 and 2019, in the amounts of $47,488 compared to $68,826, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of August 31, 2020, working capital deficit amounted to $268,958, an increase of $47,488 of working capital deficit as compared to of $221,470, as of August 31, 2019. This increase in working capital deficit is primarily a result of an increase in the current liability account due to related party of $34,003 and accounts payable of $1,485 offset by a decrease in prepaid expenses of $12,000.

Property and Equipment

The Company currently owns no equipment.

In 2020 and 2019, the Company did not issue any shares of common stock.

Balance Sheet Data	August 31, 2020	August 31, 2019
Cash	$-	$-
Total Assets	$2,330	$14,330
Total Liabilities	$271,288	$235,800
Shareholders’ Deficit	$(268,958)	$(221,470)

During the fiscal years ended August 31, 2020 and 2019, 57 Society, a company under the common control of ChoongJeng Hew, the Company’s Chief Executive Officer, paid $28,013 and $46,403 of operating expenses, respectively, and made $5,990 and $21,990 of prepayment on behalf of the Company, respectively. As of August 31, 2020 and 2019, we had an outstanding payable to 57 Society in the amount of $266,003 and $232,000, respectively, an increase of $34,003. The payable is unsecured, does not bear interest and is due on demand.

For the fiscal years ended August 31, 2020 and 2019, net cash used in operating activities were both $0.

For the fiscal years ended August 31, 2020 and 2019, net cash provided by financing activities were both $0.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $47,488 and $68,826 for the fiscal years ended August 31, 2020 and 2019, respectively. The working capital deficit was $268,958 as of August 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In the opinion of our independent registered public accounting firm for our fiscal year ended August 31, 2020, our auditor included a statement that as a result of our accumulated deficit at August 31, 2020, our net loss and no cash generated from operating activities for the reporting period then ended, there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of August 31, 2020, we have no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of August 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ deficit and cash flows for the fiscal years then ended have been audited by MaloneBailey, LLP, which is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2020. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2020 for the reasons discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2020 because it identified the following material weakness:

1)	We do not have an Audit Committee.
2)	We do not maintain appropriate segregation of duties.
3)	We have not implemented policies and procedures that provide for multiple levels of supervision and review.
4)	The Company does not have well-established procedures to authorize and approve related party transactions.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of November 30, 2020. There are no family relationships between any of the executive officers and directors of the Company.

Name	Age	Positions and Offices to be Held
Choong Jeng Hew	52	Chief Executive Officer, President and Director
Chip Jin Eng	52	Chief Financial Officer, Treasurer, Secretary and Director

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

Choong Jeng Hew, age 52, has served as our Chief Executive Officer, President and member of our Board of Directors since August 12, 2016. Mr. Hew currently serves as the Chief Executive Officer of 57 Society and VISIBER Group of Companies, where he oversees their overall daily operations as well as strategic development. Prior to joining the Company, Mr. Hew worked at General Electric Information Services from 1992 to 1993, SITA/SCITOR from 1993 to 1994, Oracle Malaysia from 1997 to 1998 and Health Communication Network (HCN) from 1991 to 2001, where he had roles that included information technology and management, sales and marketing business development and strategic consulting. In addition, Mr. Hew was conferred the honorary title of Datoship by the State Sovereign of Pahang, Malaysia. Mr. Hew received a Bachelor of Science degree in Computer Science from Ohio State University. Mr. Hew also received a postgraduate diploma in Computer and Information Systems from the Curtin University of Technology in Australia in 1994.

As the Chief Executive Officer of our company, Mr. Hew brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

Chip Jin Eng, age 52, has served as our Chief Financial Officer, Treasurer, Secretary and Director since August 12, 2016. Mr. Eng currently serves as the Executive Director for VISIBER SdnBhd and VISIBER International (Singapore) Pte. Ltd and is the Chief Financial Officer of 57 Society. Since 2004 Mr. Eng has also served as an Independent Non-Executive Director and the Audit Committee Chairman of OilcorpBhd, a company listed on the Main Board of Bursa Malaysia stock exchange. Prior to joining 57 Society, since 1999, Mr. Eng established two consulting companies providing corporate advisory and consulting services. Mr. Eng was an auditor with Coopers & Lybrand, Charted Accountants in 1993 before joining Moores Rowland, Chartered Accountants in 1994. Mr. Eng graduated from the Royal Melbourne Institute of Technology, Melbourne, Australia and has been a Chartered Accountant registered with the Malaysian Institute of Accountants since 1996 and the Australian Society of Certified Practicing Accountants (ASCPA) since 2002.

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

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the year ended August 31, 2020.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the fiscal year ended August 31, 2020.

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended August 31, 2020, (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at August 31, 2020 whose compensation exceed $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at August 31, 2020. Compensation information is shown for the fiscal years ended August 31, 2020 and 2019

FISCAL 2020 AND 2019 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total

Choong Jeng Hew,	2020	$—	$—	$—	$—	$—	$—
President and Chief Executive Officer(1)	2019	$—	$—	$—	$—	$—	$—

Chip Jin Eng,	2020	$—	$—	$—	$—	$—	$—
Chief Financial Officer(2)	2019	$—	$—	$—	$—	$—	$—

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

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2020

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of August 31, 2020:

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

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR-END

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of November 30, 2020, relating to the beneficial ownership of shares of common stock by:

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

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Choong Jeng Hew, President, Chief Executive Officer and Director(2)	6,913,000	52.37%
Chip Jin Eng, Chief Financial Officer	—	—

Total Held by Officers and Directors of Each Class (2 persons):	6,913,000	52.37%

Five Percent Shareholders
57 Society International Limited(2)	6,913,000	52.37%
Kok Low Kau	1,125,000	8.52%

(1)	Includes, where applicable, shares of common stock issuable upon the exercise of warrants and conversion of debt held by such person that may be exercised within 60 days after November 30, 2020. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially, warrants and convertible debt owned by them. Based on 13,200,000 shares of the Company’s common stock issued and outstanding on November 30, 2020.

(2)	The number of shares beneficially owned by Mr. Hew includes 6,913,000 shares of common stock owned by 57 Society International Limited (“57 Society”). Mr. Hew has a pecuniary interest in and exercises voting and dispositive control over 100% of the Company’s common stock owned by 57 Society.

Item 13. Certain Relationships and Related Transactions and Director Independence

During the year ended August 31, 2020, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $28,013 of operating expenses and made $5,990 prepayment on behalf of the Company. As of August 31, 2020 and 2019, we had an outstanding payable to 57 Society in the amount of $266,003 and $232,000, respectively, an increase of $34,003. The payable is unsecured, does not bear interest and is due on demand.

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

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey, LLP for the fiscal years ended August 31, 2020 and 2019, respectively.

	2020	2019

Audit Fees	$14,500	$15,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$14,500	$15,000

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

101.CAL* XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF* XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB* XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE* XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

VISIBER57 CORP.

INDEX TO FINANCIAL STATEMENTS

August 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

VISIBER57 CORP.

Kowloon, Hong Kong

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VISIBER57 CORP. (the “Company”) as of August 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
November 30, 2020

VISIBER57 CORP.

BALANCE SHEETS

	August 31,
	2020	2019
ASSETS

CURRENT ASSETS:
Prepaid expenses	$2,330	$14,330
Total Current Assets	2,330	14,330

TOTAL ASSETS	$2,330	$14,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$5,285	$3,800
Due to related party	266,003	232,000

Total Current Liabilities	271,288	235,800

TOTAL LIABILITIES	271,288	235,800

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares no shares issued and outstanding at August 31, 2020 and 2019	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares, 13,200,000 shares issued and outstanding at August 31, 2020 and 2019 (*)	1,320	1,320
Additional paid-in capital (*)	23,180	23,180
Accumulated deficit	(293,458)	(245,970)

TOTAL STOCKHOLDERS’ DEFICIT	(268,958)	(221,470)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,330	$14,330

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

VISIBER57 CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended
	August 31,
	2020	2019

OPERATING EXPENSES:
Professional fees	$28,435	$50,650
General and administrative expense	19,053	18,176

Total Operating Expenses	47,488	68,826

LOSS BEFORE INCOME TAX	(47,488)	(68,826)

INCOME TAX EXPENSE	-	-

NET LOSS	$(47,488)	$(68,826)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted (*)	13,200,000	13,200,000

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

VISIBER57 CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended August 31, 2020 and 2019

	Preferred Stock		Common Stock (*)		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital (*)	Deficit	Deficit

Balance, August 31, 2018	-	$-	13,200,000	$1,320	$23,180	$(177,144)	$(152,644)

Net loss	-	-	-	-	-	(68,826)	(68,826)

Balance, August 31, 2019	-	$-	13,200,000	$1,320	$23,180	$(245,970)	$(221,470)

Net loss	-	-	-	-	-	(47,488)	(47,488)

Balance, August 31, 2020	-	$-	13,200,000	$1,320	$23,180	$(293,458)	$(268,958)

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

VISIBER57 CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	August 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,488)	$(68,826)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	17,990	21,823
Accounts payable	29,498	47,003

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - beginning of year	-	-

CASH AND CASH EQUIVALENTS - end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTION
Prepayment made by related party	$5,990	$21,990
Operating expense paid by related party	$28,013	$46,403

The accompanying notes are an integral part of these financial statements.

VISIBER57 CORP.

Notes to Financial Statements

August 31, 2020

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

On February 20, 2020, 57 Society International Ltd. transferred 5,587,000 shares of the Company’s common stock to individual shareholders. The ownership of 57 Society International Ltd. decreased from 94.70% to 52.37%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission.

Going concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $47,488 and $68,826 for the fiscal years ended August 31, 2020 and 2019, respectively. The working capital deficit was $268,958 as of August 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

August 31, 2020

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

The carrying amounts reported in the balance sheet for prepaid expenses, accounts payable, and amounts due to related party approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of August 31, 2020 and 2019.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of August 31, 2020, and 2019, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At August 31, 2020, and 2019, there were no outstanding common share equivalents.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

VISIBER57 CORP.

Notes to Financial Statements

August 31, 2020

NOTE 3 – RELATED PARTY TRANSACTIONS

Our related parties are the following individuals and entities:

Name	Nature of Relationships
Choong Jeng Hew	Company’s Chief Executive Officer, President and Director
Chip Jin Eng	Company’s Chief Financial Officer
57 Society international Limited (“57 Society”)	Company’s shareholder and owned by ChoongJeng Hew.

During the fiscal years ended August 31, 2020 and 2019, 57 Society paid $28,013 and $46,403 of operating expenses, respectively, and made $5,990 and $21,990 prepayment on behalf of the Company, respectively. As of August 31, 2020 and 2019, the Company had an outstanding payable to 57 Society in the amount of $266,003 and $232,000, respectively. The payable is unsecured, does not bear interest and is due on demand.

The Company’s principal executive offices in Hong Kong, which it shares with its controlling shareholder, 57 Society, are furnished to the Company by 57 Society without any charge.

NOTE 4 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at August 31, 2020 and 2019 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The Company has a deferred tax asset which is summarized as follows at:

	August 31,
	2020	2019
Deferred Tax Assets:
Net operating loss carryforward	$61,626	$51,654
Total deferred tax assets before valuation allowance	61,626	51,654
Valuation allowance	(61,626)	(51,654)
Net deferred tax assets	$—	$—

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to annual limitations as a result of ownership or business changes that may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating losses carryforwards. If necessary, the deferred tax assets will be reduced by any carryforward that may not be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VISIBER57 Corp.

Dated: November 30, 2020	By:	/s/ Choong Jeng Hew
Choong Jeng Hew, President and Chief Executive Officer (Principal executive officer)

Dated: November 30, 2020	By:	/s/ Chip Jin Eng
Chip Jin Eng, Chief Financial Officer (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Choong Jeng Hew	Director	November 30, 2020
Choong Jeng Hew

/s/ Chip Jin Eng	Director	November 30, 2020
Chip Jin Eng

15