Form 10-Q
period 2020-11-30
VISIBER57 CORP.
filed 2021-01-12
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: November 30, 2020

or

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

As of January 12, 2021, 13,200,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

VISIBER57 CORP.

Form 10-Q

November 30, 2020

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

VISIBER57 CORP.

BALANCE SHEETS

	November 30, 2020	August 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS:
Prepaid expenses	$10,667	$2,330
Total Current Assets	10,667	2,330

TOTAL ASSETS	$10,667	$2,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$6,285	$5,285
Due to related party	285,842	266,003

Total Current Liabilities	292,127	271,288

TOTAL LIABILITIES	292,127	271,288

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares no shares issued and outstanding at November 30, 2020 and August 31, 2020	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares 13,200,000 shares issued and outstanding at November 30, 2020 and August 31, 2020	1,320	1,320
Additional paid-in capital	23,180	23,180
Accumulated deficit	(305,960)	(293,458)

TOTAL STOCKHOLDERS’ DEFICIT	(281,460)	(268,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,667	$2,330

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended November 30,
	2020	2019

REVENUES	$-	$-

OPERATING EXPENSES:
Professional fees	7,800	12,100
General and administrative expense	4,702	5,106

Total Operating Expenses	12,502	17,206

LOSS BEFORE INCOME TAX	(12,502)	(17,206)

INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(12,502)	(17,206)

NET LOSS	$(12,502)	$(17,206)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$-	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	13,200,000	13,200,000

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended November 30, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, August 31, 2020	-	$-	13,200,000	$1,320	$23,180	$(293,458)	$(268,958)

Net loss	-	-	-	-	-	(12,502)	(12,502)

Balance, November 30, 2020	-	$-	13,200,000	1,320	23,180	(305,960)	(281,460)

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

VISIBER57 CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended November 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,502)	$(17,206)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	4,663	4,497
Accounts payable	7,839	12,709

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH	-	-

CASH AND CASH EQUIVALENTS - beginning of period	-	-

CASH AND CASH EQUIVALENTS - end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS:
Prepayment made by related party	$13,000	$1,665
Operating expenses paid by related party	$6,839	$12,909

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

Notes to Unaudited Financial Statements

November 30, 2020

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the United States Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

VISIBER57 CORP.

Notes to Unaudited Financial Statements

November 30, 2020

This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2020 included in the Company’s Annual Report on Form 10-K as filed with the SEC on November 30, 2020.

Going concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $12,502 and $17,206 for the three months ended November 30, 2020 and November 30, 2019, respectively. The working capital deficit was $281,460 as of November 30, 2020. The net cash generated from operating activities was $0 for both the three months ended November 30, 2020 and November 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

November 30, 2020

Related party

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At November 30, 2020, there were no outstanding common share equivalents.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 –	RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2020 and November 30, 2019, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $6,839 and $12,909, of operating expenses, respectively, and made $13,000 and $1,665 prepayment, respectively, on behalf of the Company. As of November 30, 2020 and August 31, 2020, the Company had an outstanding payable to 57 Society in the amount of $285,842 and $266,003, respectively. The payable is unsecured, does not bear interest and is due on demand.

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

Three Months Ended November 30, 2020 and November 30, 2019

Revenue

The Company did not generate revenues during the three months ended November 30, 2020 and November 30, 2019.

Total Operating Expenses

For the three months ended November 30, 2020, the Company incurred operating expenses, in the amount of $12,502 compared to $17,206 for the three months ended November 30, 2019, a decrease of $4,704 or 27%. The decrease was attributable to a decrease in professional fees of $4,300 or 36%, primarily due to reduction in legal fees and accounting fees.

Net Loss

The Company incurred a net loss for the three months ended November 30, 2020, in the amount of $12,502 compared to $17,206 for the three months ended November 30, 2019, a decrease of $4,704 or 27%. This decrease is a result of the decrease in total operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of November 30, 2020, the Company’s working capital deficit amounted to $281,460, an increase of $12,502 or 5% of working capital deficit as compared to working capital deficit of $268,958 as of August 31, 2020. This increase in working capital deficit was primarily a result of an increase in the current liability accounts resulting from an increase in due to related party of $19,839 or 7% offset by an increase in prepaid expenses of $8,337 or 358%.

During the three months ended November 30, 2020 and November 30, 2019, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $6,839 and $12,909, of operating expenses, respectively, and made $13,000 and $1,665 prepayment, respectively, on behalf of the Company. As of November 30, 2020 and August 31, 2020, the Company had an outstanding payable to 57 Society in the amount of $285,842 and $266,003, respectively. The payable is unsecured, does not bear interest and is due on demand.

For the three months ended November 30, 2020 and November 30, 2019, net cash used in operating activities amounted to $0 for both periods.

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

Going Concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $12,502 and $17,206 for the three months ended November 30, 2020 and November 30, 2019, respectively. The working capital deficit was $281,460 as of November 30, 2020. The net cash generated from operating activities was $0 for both three months ended November 30, 2020 and November 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of November 30, 2020, we had no off-balance sheet arrangements.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of November 30, 2020 because it identified the following material weakness:

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

VISIBER57 CORP.

Date: January 12, 2021	By:	/s/ Choong Jeng Hew
Choong Jeng Hew
President and Chief Executive Officer (Principal Executive Officer)

Date: January 12, 2021	By:	/s/ Chip Jin Eng
Chip Jin Eng
Chief Financial Officer
(Principal Financial Officer)

