Form 10-Q
period 2021-05-31
VISIBER57 CORP.
filed 2021-07-13
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: May 31, 2021

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

As of July 13, 2021, 7,000,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

VISIBER57 CORP.

Form 10-Q

May 31, 2021

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

VISIBER57 CORP.

BALANCE SHEETS

	May 31, 2021	August 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS:
Prepaid expenses	$4,664	$2,330
Total Current Assets	4,664	2,330

TOTAL ASSETS	$4,664	$2,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,880	$5,285
Due to related party	297,381	266,003

Total Current Liabilities	301,261	271,288

TOTAL LIABILITIES	301,261	271,288

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares no shares issued and outstanding at May 31, 2021 and August 31, 2020	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares, 13,200,000 shares issued and outstanding at May 31, 2021 and August 31, 2020	1,320	1,320
Additional paid-in capital	23,180	23,180
Accumulated deficit	(321,097)	(293,458)

TOTAL STOCKHOLDERS’ DEFICIT	(296,597)	(268,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,664	$2,330

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31	May 31	May 31	May 31
	2021	2020	2021	2020

OPERATING EXPENSES:
Professional fees	$6,800	$5,735	$14,900	$23,135
General and administrative expense	3,941	4,836	12,739	14,517

Total Operating Expenses	10,741	10,571	27,639	37,652

LOSS BEFORE INCOME TAX	(10,741)	(10,571)	(27,639)	(37,652)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(10,741)	$(10,571)	$(27,639)	$(37,652)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	13,200,000	13,200,000	13,200,000	13,200,000

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended May 31, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, August 31, 2020	-	$-	13,200,000	$1,320	$23,180	$(293,458)	$(268,958)

Net loss	-	-	-	-	-	(12,502)	(12,502)

Balance, November 30, 2020	-	$-	13,200,000	$1,320	$23,180	$(305,960)	$(281,460)

Net loss	-	-	-	-	-	(4,396)	(4,396)

Balance, February 28, 2021	-	$-	13,200,000	$1,320	$23,180	$(310,356)	$(285,856)

Net loss	-	-	-	-	-	(10,741)	(10,741)

Balance, May 31, 2021	-	$-	13,200,000	$1,320	$23,180	$(321,097)	$(296,597)

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine months Ended May 31, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at August 31, 2019	-	$-	13,200,000	$1,320	$23,180	$(245,970)	$(221,470)

Net loss	-	-	-	-	-	(17,206)	(17,206)

Balance at November 30, 2019	-	$-	13,200,000	$1,320	$23,180	$(263,176)	$(238,676)

Net loss	-	-	-	-	-	(9,875)	(9,875)

Balance at February 29, 2020	-	$-	13,200,000	$1,320	$23,180	$(273,051)	$(248,551)

Net loss	-	-	-	-	-	(10,571)	(10,571)

Balance at May 31, 2020	-	$-	13,200,000	$1,320	$23,180	$(283,622)	$(259,122)

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,639)	$(37,652)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	2,330	8,752
Accounts payable	25,309	28,900

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - beginning of period	-	-

CASH AND CASH EQUIVALENTS - end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS:
Prepayment made by related party	$4,664	$1,249
Operating expense paid by related party	$26,714	$30,016

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

Notes to Unaudited Financial Statements

May 31, 2021

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

On June 8, 2021, 57 Society International Ltd. completed the transfer of 6,200,000 shares of common stock to the Company. The ownership of 57 Society International Ltd. decreased from 52.37% to 10.19%.

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

Going concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $27,639 and $37,652 for the nine months ended May 31, 2021 and 2020, respectively. The working capital deficit was $296,597 as of May 31, 2021. The net cash generated from operating activities was $0 for both nine months ended May 31, 2021 and 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

May 31, 2021

Related party

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At May 31, 2021, there were no outstanding common share equivalents.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 –	RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2021 and 2020, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $26,714 and $30,016, of operating expenses, respectively, and made $4,664 and $1,249 prepayment, respectively, on behalf of the Company. As of May 31, 2021 and August 31, 2020, the Company had an outstanding payable to 57 Society in the amount of $297,381 and $266,003, respectively. The payable is unsecured, does not bear interest and is due on demand.

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

NOTE 5 – SUBSEQUENT EVENTS

On June 7, 2021, the Company’s Board of Directors has authorized the Company to create a new series of one share of preferred stock designated the Series A Preferred Stock at par value of $0.0001 per share. The voting power of each share of Series A Preferred Stock is equal to 110% of the issued and outstanding shares of common stock of the Company. Each share of Series A Preferred Stock shall be convertible into one fully paid and non-assessable share of common stock at the option of the holder. On June 8, 2021, 57 Society International Ltd. had completed the transfer of 6,200,000 shares of common stock to the Company. The ownership of 57 Society International Ltd. decreased from 52.37% to 10.19%. On July 8, 2021, the Company and 57 Society International Ltd. entered into a stock purchase agreement. Pursuant to the agreement, the Company issued one share of Series A Preferred Stock to 57 Society International Ltd. in consideration of the return of 6,200,000 shares of common stock.

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

On September 18, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State to implement a 2.5-for-1 forward stock split (the “Forward Stock Split”) of the Company’s issued and outstanding common stock, which became effective on November 8, 2019. Each one (1) share owned by a stockholder was exchanged for two-and-one-half (2.5) shares of common stock, and the number of shares of the Company’s common stock issued and outstanding was increased proportionately based on the Forward Stock Split. The number of authorized shares was not adjusted. All issued and outstanding shares and per share amounts in the accompanying historical financial statements have been retroactively adjusted to reflect the Forward Stock Split.On February 20, 2020, 57 Society International Ltd. transferred 5,587,000 shares of the Company’s common stock to individual shareholders. The ownership of 57 Society International Ltd.decreased from 94.70% to 52.37%.

On June 8, 2021, 57 Society International Ltd. completed the transfer of 6,200,000 shares of common stock to the Company. The ownership of 57 Society International Ltd. decreased from 52.37% to 10.19%.

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

Three and Nine Months Ended May 31, 2021 and 2020

Revenue

The Company did not generate revenues during the three and nine months ended May 31, 2021 and 2020.

Total Operating Expenses

For the three months ended May 31, 2021, the Company incurred operating expenses, in the amount of $10,741 compared to $10,571 for the three months ended May 31, 2020, an increase of $170 or 1.61%. The increase was attributable to an increase in professional fees of $1,065 or 18.57%, primarily due to legal fees incurred for consultation on the issue related to the Company’s common stocks and preferred stock.

For the nine months ended May 31, 2021, the Company incurred operating expenses in the amount of $27,639 compared to $37,652 for the nine months ended May 31, 2020, a decrease of $10,013 or 26.59%. The decrease was attributable to a decrease in professional fees of $8,235 or 35.6%, primarily due to reduction in legal fees and a decrease in general and administrative expenses of $1,778 or 12.25%.

Net Loss

The Company incurred a net loss for the three months ended May 31, 2021 in the amount of $10,741 compared to $10,571 for the three months ended May 31, 2020, an increase of $170 or 1.61%. This was a result of the increase in total legal expenses as discussed above.

The Company incurred a net loss for the nine months ended May 31, 2021, in the amount of $27,639 compared to $37,652 for the nine months ended May 31, 2020, a decrease of $10,013 or 26.59%. This decrease is a result of the decrease in total operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of May 31, 2021, the Company’s working capital deficit amounted to $296,597, an increase of $27,639 or 10.28% of working capital deficit as compared to working capital deficit of $268,958 as of August 31, 2020. This increase in working capital deficit was primarily a result of an increase in the current liability accounts resulting from an increase in due to related party of $31,378 or 11.80% and an increase in prepaid expenses of $2,334 or 100.17% offset with a decrease in accounts payable of $1,405 or 26.58%.

During the nine months ended May 31, 2021 and 2020, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $26,714 and $30,016, of operating expenses, respectively, and made $4,664 and $1,249 prepayment, respectively, on behalf of the Company. As of May 31, 2021 and August 31, 2020, the Company had an outstanding payable to 57 Society in the amount of $297,381and $266,003, respectively. The payable is unsecured, does not bear interest and is due on demand.

For the three and nine months ended May 31, 2021 and 2020, net cash used in operating activities amounted to $0 for both periods.

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

Going Concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $27,639 and $37,652 for the nine months ended May 31, 2021 and 2020, respectively. The working capital deficit was $296,597 as of May 31, 2021. The net cash generated from operating activities was $0 for both nine months ended May 31, 2021 and 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of May 31, 2021, we had no off-balance sheet arrangements.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of May 31, 2021 because it identified the following material weakness:

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

Creation of Series A Preferred Stock

On June 7, 2021, the Company designated a class of preferred stock titled, Series A Preferred Stock, with a par value of $0.0001 per share, and consisting of one share. The Series A Preferred Stock carries voting rights equal to 110% of the total voting rights of the outstanding common stock and voting power of the Company, and has the right to appoint one director of the Company.

Additionally, the one share of Series A Preferred Stock contains protective provisions, which precludes the Company from taking the certain actions without the approval of the holder of the share of Series A Preferred Stock. More specifically, so long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, voting as a separate class:

(a)	amend the Articles of Incorporation or, unless approved by the Board of Directors, including by the Series A Director, amend the Company’s Bylaws;
(b)	change or modify the rights, preferences or other terms of the Series A Preferred Stock, or increase or decrease the number of authorized shares of Series A Preferred Stock;
(c)	reclassify or recapitalize any outstanding equity securities, or, unless approved by the Board of Directors, including by the Series A Director, authorize or issue, or undertake an obligation to authorize or issue, any equity securities or any debt securities convertible into or exercisable for any equity securities (other than the issuance of stock-options or securities under any employee option or benefit plan);
(d)	authorize or effect any transaction constituting a “Deemed Liquidation” under the Articles, or any other merger or consolidation of the Company;
(e)	increase or decrease the size of the Board of Directors as provided in the Bylaws of the Company or remove the Series A Director (unless approved by the Board of Directors, including the Series A Director);

(f)	declare or pay any dividends or make any other distribution with respect to any class or series of capital stock (unless approved by the Board of Directors, including the Series A Director);
(g)	redeem, repurchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any outstanding shares of capital stock (other than the repurchase of shares of Common Stock from employees, consultants or other service providers pursuant to agreements approved by the Board of Directors under which the Company has the option to repurchase such shares at no greater than original cost upon the occurrence of certain events, such as the termination of employment) (unless approved by the Board of Directors, including the Series A Director);
(h)	create or amend any stock option plan of the Company, if any (other than amendments that do not require approval of the stockholders under the terms of the plan or applicable law) or approve any new equity incentive plan;
(i)	replace the President and/or Chief Executive Officer of the Company (unless approved by the Board of Directors, including the Series A Director);
(j)	transfer assets to any subsidiary or other affiliated entity (unless approved by the Board of Directors, including the Series A Director);
(k)	issue, or cause any subsidiary of the Company to issue, any indebtedness or debt security, other than trade accounts payable and/or letters of credit, performance bonds or other similar credit support incurred in the ordinary course of business, or amend, renew, increase or otherwise alter in any material respect the terms of any indebtedness previously approved or required to be approved by the holders of the Series A Preferred Stock (unless approved by the Board of Directors, including the Series A Director);
(l)	modify or change the nature of the Company’s business;
(m)	acquire, or cause a Subsidiary of the Company to acquire, in any transaction or series of related transactions, the stock or any material assets of another person, or enter into any joint venture with any other person (unless approved by the Board of Directors, including the Series A Director); or
(n)	sell, transfer, license, lease or otherwise dispose of, in any transaction or series of related transactions, any material assets of the Company or any Subsidiary outside the ordinary course of business (unless approved by the Board of Directors, including the Series A Director).

Additionally, as long as any shares of Series A Preferred Stock remain outstanding, the holders of a majority of the shares of Series A Preferred Stock represented at a duly called special or annual meeting of such stockholders or by an action by written consent for that purpose shall be entitled to elect a special director to the board of directors.

Stock Purchase Agreement

On July 8, 2021, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with 57 Society International Ltd., a Hong Kong corporation (“57 Society”), controlled by Choong Jeng Hew, our President and Chief Executive Officer, and a director, of the Company, pursuant to which the Company sold to 57 Society one share of Series A Preferred Stock in exchange for 6,200,000 shares of common stock of the Company. The Company subsequently canceled and returned to its authorized capital stock the 6,200,000 shares of common stock purchased from 57 Society. Under the Stock Purchase Agreement, 57 Society also has an option to purchase 6,200,000 shares of common stock in exchange for one share of Series A Preferred Stock so long as 57 Society holds its share of Series A Preferred Stock.

Risk Factor

Choong Jeng Hew, through his control of 57 Society, beneficially owns and has the right to vote 100% of our Series A Preferred Stock, which has voting power equal to 110% of the total voting rights of the Company’s common stock. As a result, Mr. Hew has controlling voting power in all matters submitted to our stockholders for approval including:

●	The election of our board of directors;
●	The amendment of our Certificate of Incorporation or bylaws;
●	The adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and position, Mr. Hew is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Mr. Hew’s beneficial stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

ITEM 6.	EXHIBITS

Exhibits

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

3.2	Certificate of Amendment to the Certificate of Incorporation of eBizware Inc. filed with the Delaware Secretary of State on March 23, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on April 11, 2017).

3.3*	Certificate of Designation of Series A Preferred Stock, dated June 7, 2021

3.4	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

10.1*	Stock Purchase Agreement, dated July 8, 2021, by and between Visiber57 Corp., a Delaware corporation, and 57 Society International, Ltd., a Hong Kong corporation.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISIBER57 CORP.

Date: July 13, 2021	By:	/s/ Choong Jeng Hew
Choong Jeng Hew
President and Chief Executive Officer (Principal Executive Officer)

Date: July 13, 2021	By:	/s/ Chip Jin Eng
Chip Jin Eng
Chief Financial Officer
(Principal Financial Officer)

