Form 10-K
period 2021-08-31
VISIBER57 CORP.
filed 2022-01-05
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended August 31, 2021

OR

.☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO _________

VISIBER57 CORP.

(Name of Registrant in its Charter)

Delaware	000-55570	61-1633330
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

No. 104-2F, Section 1, Yanping North Road Datong District, Taipei City 10341 Taiwan	+886-285012196
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☒	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

On February 28, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,162,000 based on the closing sale price of such stock of $1on September 28, 2018. The registrant has used the reported sales price of the stock on September 28, 2018 to calculate the aggregate market value of the voting stock held by non-affiliates as of February 28, 2021 because there has been no trading in stock since September 28, 2018.

As of January 4, 2022, 7,000,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

PART I

Item 1. Business

Overview and Corporate History

VISIBER57 CORP. (the “Company”) formerly eBizware, Inc., a Delaware corporation, was formed on December 31, 2013. The Company was headquartered at Unit B19, 9/F, Efficiency House, 35 Tai Yau Street, San Po Kong, Kowloon, Hong Kong. The Company was engaged in the electronic management and appointment of licensed producers in the insurance industry of the United States.On August 5, 2021, the Company relocated its headquarter to No. 104-2F, Section 1, Yanping North Road,Datong District, Taipei City 10341, Taiwan.

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

On June 7, 2021, the Company’s Board of Directors has authorized the Company to create a new series of one share of preferred stock designated the Series A Preferred Stock at par value of $0.0001 per share. The voting power of each share of Series A Preferred Stock is equal to 110% of the issued and outstanding shares of common stock of the Company. Each share of Series A Preferred Stock shall be convertible into one fully paid and non-assessable share of common stock at the option of the holder. An option to purchase 6,200,000 shares of common stock of the Company in consideration for 1 share of Series A Preferred Stock is granted. On June 8, 2021, 57 Society International Ltd. had completed the transfer of 6,200,000 shares of common stock to the Company. The ownership of 57 Society International Ltd. decreased from 52.37% to 10.19%. On July 8, 2021, the Company and 57 Society International Ltd. entered into a stock purchase agreement. Pursuant to the agreement, the Company issued one share of Series A Preferred Stock to 57 Society International Ltd.in consideration of the return of 6,200,000 shares of common stock.

Our Business

The Company was engaged in the electronic management and appointment of licensed producers in the insurance industry of the United States.In connection with the Company’s plan to expand its business and rebrand its identity, the Company changed its name to VISIBER57 CORP. and its trading symbol to “VCOR” effective April 11, 2017. The Company is currently seeking new business opportunities or acquisitions including the exploration of acquiring, developing and launching a cloud-based APP that utilizes a predictive algorithm to foster closely knitted communities made up of individuals, families and businesses from a diverse background.

No timetable has been set to accomplish our business objectives and we do not presently have any firm commitment from any third parties to acquire or develop this business or raise the capital needed upon terms acceptable to us. When we commence this implementation and secure financing, we will identify our plan of operations, a marketing strategy, opportunities and competition.

Employees

At August 31, 2021 we had no full-time employees. None of our employees are covered by collective bargaining agreements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our principal executive offices are located at No. 104-2F, Section 1, Yanping North Road, Datong District, Taipei City 10341, Taiwan which we share with our controlling shareholder 57 Society International Limited (“57 Society”) are furnished to us by 57 Society without charge. When we commence implementation of our business objectives, we will begin searching for additional office space to accommodate planned future growth.

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

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended August 31, 2021 and 2020. This information was obtained from the OTCQB, adjusted to reflect the 2.5-for-1 split of our common stock effected on September 18, 2019, and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2021
August 31, 2021	$1	$1
May 31, 2021	$1	$1
February 28, 2021	$1	$1
November 30, 2020	$1	$1

Fiscal Year 2020
August 31, 2020	$1	$1
May 31, 2020	$1	$1
February 29, 2020	$1	$1
November 30, 2019	$1	$1

Security Holders

As of January 4, 2022, there were approximately 68 record holders, an unknown number of additional holders whose stock is held in “street name” and 7,000,000 shares of common stock issued and outstanding.

Authorized Capital Stock

We are authorized to issue 425,000,000 shares of common stock, par value $0.0001, 75,000,000 shares of preferred stock, par value $0.0001 and 1 share of Series A preferred stock, par value $0.0001. As of January 4, 2022, there were 7,000,000 shares of common stock issued and outstanding, no shares of preferred stock issued and outstanding and 1 share of series A preferred stock issued and outstanding.

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

Company Overview

VISIBER57 CORP. (the “Company”), formerly eBizware, Inc., a Delaware corporation, was formed on December 31, 2013. The Company was headquartered at Unit B19, 9/F, Efficiency House, 35 Tai Yau Street, San Po Kong, Kowloon, Hong Kong. The Company was engaged in the electronic management and appointment of licensed producers in the insurance industry of the United States. On August 5, 2021, the Company relocated its headquarter to No. 104-2F, Section 1, Yanping North Road,Datong District, Taipei City 10341, Taiwan.

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

On June 7, 2021, the Company’s Board of Directors has authorized the Company to create a new series of one share of preferred stock designated the Series A Preferred Stock at par value of $0.0001 per share. The voting power of each share of Series A Preferred Stock is equal to 110% of the issued and outstanding shares of common stock of the Company. Each share of Series A Preferred Stock shall be convertible into one fully paid and non-assessable share of common stock at the option of the holder. An option to purchase 6,200,000 shares of common stock of the Company in consideration for 1 share of Series A Preferred Stock is granted. On June 8, 2021, 57 Society International Ltd. had completed the transfer of 6,200,000 shares of common stock to the Company. The ownership of 57 Society International Ltd. decreased from 52.37% to 10.19%. On July 8, 2021, the Company and 57 Society International Ltd. entered into a stock purchase agreement. Pursuant to the agreement, the Company issued one share of Series A Preferred Stock to 57 Society International Ltd. in consideration of the return of 6,200,000 shares of common stock.

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

Revenue:

We did not generate revenues for the fiscal years ended August 31, 2021 and 2020.

Total Operating Expenses:

We incurred operating expenses for the year ended August 31, 2021, in the amount of $36,415 compared to $47,488 for the year ended August 31, 2020, a decrease of $11,073 or 23.32%. The decrease was attributable to a decrease in professional fees of $10,678 or 37.55%, primarily due to reduction in accounting fee.

Net Loss:

We incurred losses for the fiscal years ended August 31, 2021 and 2020, in the amounts of $36,415 compared to $47,488, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of August 31, 2021, working capital deficit amounted to $305,373, an increase of $36,415 of working capital deficit as compared to working capital of $268,958, as of August 31, 2020. This increase in working capital deficit is primarily a result of an increase in the current liability account due to related party of $37,675 offset by a decrease in prepaid expenses of $1,083.

Property and Equipment

The Company currently owns no equipment.

In 2021 and 2020, the Company did not issue any shares of common stock.

Balance Sheet Data	August 31, 2021	August 31, 2020
Cash	$-	$-
Total Assets	$1,247	$2,330
Total Liabilities	$306,620	$271,288
Shareholders’ Deficit	$(305,373)	$(268,958)

During the fiscal years ended August 31, 2021 and 2020, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $36,427 and $28,013 of operating expenses, respectively, and made $1,248 and $1,249 of prepayment on behalf of the Company, respectively. As of August 31, 2021 and 2020, we had an outstanding payable to 57 Society in the amount of $303,678 and $266,003, respectively, an increase of $37,675. The payable is unsecured, does not bear interest and is due on demand.

For the fiscal years ended August 31, 2021 and 2020, net cash used in operating activities were both $0.

For the fiscal years ended August 31, 2021 and 2020, net cash provided by financing activities were both $0.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $36,415 and $47,488 for the fiscal years ended August 31, 2021 and 2020, respectively. The working capital deficit was $305,373 as of August 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In the opinion of our independent registered public accounting firm for our fiscal year end August 31, 2021, our auditor included a statement that as a result of our accumulated deficit at August 31, 2021, our net loss and net cash used in operating activities for the reporting period then ended, there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of August 31, 2021, we have no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

The Company’s financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of August 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ deficit and cash flows for the fiscal years then ended have been audited by MaloneBailey, LLP, which is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2021. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2021 for the reasons discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2021 because it identified the following material weakness:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of January 4, 2022. There are no family relationships between any of the executive officers and directors of the Company.

Name	Age	Positions and Offices to be Held
Choong Jeng Hew	53	Chief Executive Officer, President and Director
Chip Jin Eng	53	Chief Financial Officer, Treasurer, Secretary and Director

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

Choong Jeng Hew, age 53, has served as our Chief Executive Officer, President and member of our Board of Directors since August 12, 2016. Mr. Hew currently serves as the Chief Executive Officer of 57 Society and VISIBER Group of Companies, where he oversees their overall daily operations as well as strategic development. Prior to joining the Company, Mr. Hew worked at General Electric Information Services from 1992 to 1993, SITA/SCITOR from 1993 to 1994, Oracle Malaysia from 1997 to 1998 and Health Communication Network (HCN) from 1991 to 2001, where he had roles that included information technology and management, sales and marketing business development and strategic consulting. In addition, Mr. Hew was conferred the honorary title of Datoship by the State Sovereign of Pahang, Malaysia. Mr. Hew received a Bachelor of Science degree in Computer Science from Ohio State University. Mr. Hew also received a postgraduate diploma in Computer and Information Systems from the Curtin University of Technology in Australia in 1994.

As the Chief Executive Officer of our company, Mr. Hew brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

Chip Jin Eng, age 53, has served as our Chief Financial Officer, Treasurer, Secretary and Director since August 12, 2016. Mr. Eng currently serves as the Executive Director for VISIBER SdnBhd and VISIBER International (Singapore) Pte. Ltd and is the Chief Financial Officer of 57 Society. Since 2004 Mr. Eng has also served as an Independent Non-Executive Director and the Audit Committee Chairman of OilcorpBhd, a company listed on the Main Board of Bursa Malaysia stock exchange. Prior to joining 57 Society, since 1999, Mr. Eng established two consulting companies providing corporate advisory and consulting services. Mr. Eng was an auditor with Coopers & Lybrand, Charted Accountants in 1993 before joining Moores Rowland, Chartered Accountants in 1994. Mr. Eng graduated from the Royal Melbourne Institute of Technology, Melbourne, Australia and has been a Chartered Accountant registered with the Malaysian Institute of Accountants since 1996 and the Australian Society of Certified Practicing Accountants (ASCPA) since 2002.

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

Communications with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company by sending communications to the attention of the Chief Executive Officer at No. 104-2F, Section 1, Yanping North Road, Datong District, Taipei City 10341, Taiwan. If stockholders feel that their questions have not been sufficiently addressed through communications with the Chief Executive Officer, they may communicate with the Board of Directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

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

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the year ended August 31, 2021.

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended August 31, 2021, (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at August 31, 2021 whose compensation exceed $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at August 31, 2021. Compensation information is shown for the fiscal years ended August 31, 2021 and 2020.

FISCAL 2021 AND 2020 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total

Choong Jeng Hew,	2021	$—	$—	$—	$—	$—	$—
President and Chief Executive Officer(1)	2020	$—	$—	$—	$—	$—	$—

Chip Jin Eng,	2021	$—	$—	$—	$—	$—	$—
Chief Financial Officer(2)	2020	$—	$—	$—	$—	$—	$—

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

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2021

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of August 31, 2021:

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

OUTSTANDING EQUITY AWARDS AT 2021 FISCAL YEAR-END

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of January 4, 2022, relating to the beneficial ownership of shares of common stock by:

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

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock and preferred stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of VISIBER57 Corp.,No. 104-2F, Section 1, Yanping North Road,Datong District, Taipei City 10341, Taiwan.

Name and Address of Beneficial Owner	Common Stock Amount and Nature of Beneficial Ownership	Percent of Class(1)
Choong Jeng Hew, President, Chief Executive Officer and Director(2)	713,000	10.19%
Chip Jin Eng, Chief Financial Officer	—	—

Total Held by Officers and Directors of Each Class (2 persons):	713,000	10.19%

Five Percent Shareholders
57 Society International Limited(2)	713,000	10.19%
Kok Low Kau	1,125,000	16.07%
Kwok Yee Loh	497,500	7.11%

(1)	Includes, where applicable, shares of common stock issuable upon the exercise of warrants and conversion of debt held by such person that may be exercised within 60 days after January 4, 2022. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power andor investment power with respect to all shares of common stock beneficially, warrants and convertible debt owned by them. Based on 7,000,000 shares of the Company’s common stock issued and outstanding on January 4, 2022.

(2)	The number of shares beneficially owned by Mr. Hew includes 713,000 shares of common stock owned by 57 Society International Limited (“57 Society”). Mr. Hew has a pecuniary interest in and exercises voting and dispositive control over 100% of the Company’s common stock owned by 57 Society.

Item 13. Certain Relationships and Related Transactions and Director Independence

During the year ended August 31, 2021, 57 Society, a company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $36,427 of operating expenses and made $1,248 prepayment on behalf of the Company. As of August 31, 2021 and 2020, we had an outstanding payable to 57 Society in the amount of $303,678 and $266,003, respectively, an increase of $37,675. The payable is unsecured, does not bear interest and is due on demand.

The Company’s principal executive offices relocated to Taiwan on August 5, 2021, which it shares with its controlling shareholder, 57 Society, are furnished to the Company by 57 Society without any charge.

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

Item 14. Principal Accounting Fees and Services

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey, LLP for the fiscal years ended August 31, 2021 and 2020, respectively.

	2021	2020

Audit Fees	$15,000	$14,500
Audit-Related Fees	—	—
Tax Fees	—	—

Total	$15,000	$14,500

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

Item 15. Other Information

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

Stock Purchase Agreement

On July 8, 2021, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with 57 Society International Ltd., a Hong Kong corporation (“57 Society”), controlled by Choong Jeng Hew, our President and Chief Executive Officer, anda director, of the Company, pursuant to which the Company sold to 57 Society one share of Series A Preferred Stock in exchange for 6,200,000 shares of common stock of the Company. The Company subsequently canceled and returned to its authorized capital stock the 6,200,000 shares of common stock purchased from 57 Society. Under the Stock Purchase Agreement, 57 Society also has an option to purchase 6,200,000 shares of common stock in exchange for one share of Series A Preferred Stock so long as 57 Society holds its share of Series A Preferred Stock.

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

PART IV

Item 16. Exhibits

(a)	1.	Financial Statements

		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements” on page F-2 and included on pages F-3 through F-10.

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

3.2	Certificate of Amendment to the Certificate of Incorporation of eBizware Inc. filed with the Delaware Secretary of State on March 23, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on April 11, 2017).

3.3*	Certificate of Designation of Series A Preferred Stock, dated June 7, 2021

3.4	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

3.5*	Certificate of Amendment to the Certificate of Incorporation of VISIBER57 Corp. filed with the Delaware Secretary of State on September 18, 2019.

10.1	Stock Purchase Agreement, dated July 8, 2021, by and between Visiber57 Corp., a Delaware corporation, and 57 Society International, Ltd., a Hong Kong corporation.

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2*	Certification of and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

VISIBER57 CORP.

INDEX TO FINANCIAL STATEMENTS

August 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

VISIBER57 CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VISIBER57 CORP. (the “Company”) as of August 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2014.
Houston, Texas
January 4, 2022

VISIBER57 CORP.

BALANCE SHEETS

	August 31,
	2021	2020
ASSETS

CURRENT ASSETS:
Prepaid expenses	$1,247	$2,330
Total Current Assets	1,247	2,330

TOTAL ASSETS	$1,247	$2,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,942	$5,285
Due to related party	303,678	266,003

Total Current Liabilities	306,620	271,288

TOTAL LIABILITIES	306,620	271,288

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 75,000,000 shares authorized, no shares issued and outstanding at August 31, 2021 and August 31, 2020	-	-
Common stock, $0.0001 par value, 425,000,000 shares authorized, 7,000,000 and 13,200,000 shares issued and outstanding at August 31, 2021 and August 31, 2020, respectively	700	1,320

Series A Preferred Stock, $0.0001 par value, 1 and no shares issued and outstanding at August 31, 2021 and August 31, 2020, respectively	0	-
Additional paid-in capital	23,800	23,180
Accumulated deficit	(329,873)	(293,458)

TOTAL STOCKHOLDERS’ DEFICIT	(305,373)	(268,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,247	$2,330

The accompanying notes are an integral part of these financial statements.

VISIBER57 CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended
	August 31,
	2021	2020

OPERATING EXPENSES:
Professional fees	$17,757	$28,435
General and administrative expense	18,658	19,053

Total Operating Expenses	36,415	47,488

LOSS BEFORE INCOME TAX	(36,415)	(47,488)

INCOME TAX EXPENSE	-	-

NET LOSS	$(36,415)	$(47,488)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	11,773,151	13,200,000

The accompanying notes are an integral part of these financial statements.

VISIBER57 CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended August 31, 2021 and 2020

	Preferred Stock		Series A Preferred Stock		Common Stock (*)		Additional Paid-in		Total
	Number of		Number of		Number of		Capital	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	(*)	Deficit	Deficit

Balance, August 31, 2019	-	$-	-	$-	13,200,000	$1,320	$23,180	$(245,970)	$(221,470)

Net loss	-		-	-	-	-	-	(47,488)	(47,488)

Balance, August 31, 2020	-	$-	-	$-	13,200,000	$1,320	$23,180	$(293,458)	$(268,958)

Issuance of Series A Preferred Stock in exchange of common stock	-	$-	1	$0	(6,200,000)	$(620)	$620	$-	$0

Net loss	-		-	-	-	-	-	(36,415)	(36,415)

Balance, August 31, 2021	-	$-	1	$0	7,000,000	$700	$23,800	$(329,873)	$(305,373)

(*) Effective November 8, 2019, the Company affected a forward stock split, whereby each share of common stock issued and outstanding immediately prior to the effective time was automatically and without any action on the part of the respective holders thereof, split and converted into two and one half shares of common stock (the “2.5-for-1 Forward Stock Split”).The authorized number of shares and par value per share remained unchanged. The Company’s capital accounts have been retroactively stated to reflect the 2.5-for-1 Forward Stock Split.

The accompanying notes are an integral part of these financial statements.

VISIBER57 CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	August 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,415)	$(47,488)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	2,331	17,990
Accounts payable	34,084	29,498

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	-	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTION
Prepayment made by related party	$1,248	$5,990
Operating expenses paid by related party	$36,427	$28,013
Issuance of series a preferred stock in exchange of common stock	$620	$-

The accompanying notes are an integral part of these financial statements.

VISIBER57 CORP.

Notes to Financial Statements

August 31, 2021

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

On June 7, 2021, the Company’s Board of Directors has authorized the Company to create a new series of one share of preferred stock designated the Series A Preferred Stock at par value of $0.0001 per share. The voting power of each share of Series A Preferred Stock is equal to 110% of the issued and outstanding shares of common stock of the Company. Each share of Series A Preferred Stock shall be convertible into one fully paid and non-assessable share of common stock at the option of the holder. An option to purchase 6,200,000 shares of common stock of the Company in consideration for 1 share of Series A Preferred Stock is granted. On June 8, 2021, 57 Society International Ltd. had completed the transfer of 6,200,000 shares of common stock to the Company. The ownership of 57 Society International Ltd. decreased from 52.37% to 10.19%. On July 8, 2021, the Company and 57 Society International Ltd. entered into a stock purchase agreement. Pursuant to the agreement, the Company issued one share of Series A Preferred Stock to 57 Society International Ltd. in consideration of the return of 6,200,000 shares of common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission.

VISIBER57 CORP.

Notes to Financial Statements

August 31, 2021

Going concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $36,415 and $47,488 for the fiscal years ended August 31, 2021 and 2020, respectively. The working capital deficit was $305,373 as of August 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying amounts reported in the balance sheet for prepaid expenses, accounts payable, and amounts due to related party approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of August 31, 2021 and 2020.

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

VISIBER57 CORP.

Notes to Financial Statements

August 31, 2021

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of August 31, 2021, and 2020, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At August 31, 2021, and 2020, there were no outstanding common share equivalents.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

VISIBER57 CORP.

Notes to Financial Statements

August 31, 2021

NOTE 3 – RELATED PARTY TRANSACTIONS

Our related parties are the following individuals and entities:

Name	Nature of Relationships
Choong Jeng Hew	Company’s Chief Executive Officer, President and Director
Chip Jin Eng	Company’s Chief Financial Officer
57 Society international Limited (“57 Society”)	Company’s shareholder and owned by Choong Jeng Hew.
Kok Low Kau	Company’s shareholder and relative of Choong Jeng Hew

During the fiscal years ended August 31, 2021 and 2020, 57 Society paid $36,427 and $28,013 of operating expenses, respectively, and made $1,248 and $5,990 prepayment on behalf of the Company, respectively. As of August 31, 2021 and 2020, the Company had an outstanding payable to 57 Society in the amount of $303,678 and $266,003, respectively. The payable is unsecured, does not bear interest and is due on demand.

The Company’s principal executive offices relocated to Taiwan on August 5, 2021, which it shares with its controlling shareholder, 57 Society, are furnished to the Company by 57 Society without any charge.

NOTE 4 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at August 31, 2021 and 2020 consist of net operating loss carry forwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The Company has a deferred tax asset which is summarized as follows at:

	August 31,
	2021	2020
Deferred Tax Assets:
Net operating loss carry forward	$69,273	$61,626
Total deferred tax assets before valuation allowance	69,273	61,626
Valuation allowance	(69,273)	(61,626)
Net deferred tax assets	$—	$—

Additionally, the future utilization of the net operating loss carry forward to offset future taxable income is subject to annual limitations as a result of ownership or business changes that may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating losses carry forwards. If necessary, the deferred tax assets will be reduced by any carry forward that may not be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

NOTE 5 – EQUITY

As described in Note 1, the Company issued one share of Series A Preferred Stock to 57 Society International Ltd. in consideration of the return of 6,200,000 shares of common stock. No incremental expense was recognized for issuance of the series A Preferred Stock in exchange of common stock during the fiscal year ended August 31, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VISIBER57 Corp.

Dated: January 4, 2022	By:	/s/ Choong Jeng Hew
Choong Jeng Hew, President and Chief Executive Officer (Principal executive officer)

Dated: January 4, 2022	By:	/s/ Chip Jin Eng
Chip Jin Eng, Chief Financial Officer (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Choong Jeng Hew	Director	January 4, 2022
Choong Jeng Hew

/s/ Chip Jin Eng	Director	January 4, 2022
Chip Jin Eng

20