Form 10-Q
period 2021-11-30
VISIBER57 CORP.
filed 2022-01-14
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: November 30, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

VISIBER57 CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	000-55570	61-1633330
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

No.104-2F, Section 1, Yanping North Road Datong District, Taipei City 10341 Taiwan	+886-285012196
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☒	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

As of January 14, 2022, 7,000,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

VISIBER57 CORP.

Form 10-Q

November 30, 2021

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

VISIBER57 CORP.

BALANCE SHEETS

	November 30, 2021	August 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Prepaid expenses	$1,000	$1,247
Total Current Assets	1,000	1,247

TOTAL ASSETS	$1,000	$1,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$5,071	$2,942
Due to related party	310,204	303,678

Total Current Liabilities	315,275	306,620

TOTAL LIABILITIES	315,275	306,620

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 75,000,000 shares authorized, no shares issued and outstanding at November 30, 2021 and August 31, 2021	-	-
Common stock, $0.0001 par value, 425,000,000 shares authorized, 7,000,000 shares issued and outstanding at November 30, 2021 and August 31, 2021	700	700
Series A Preferred Stock, $0.0001 par value, 1 share issued and outstanding at November 30, 2021 and August 31, 2021	0	0
Additional paid-in capital	23,800	23,800
Accumulated deficit	(338,775)	(329,873)

TOTAL STOCKHOLDERS’ DEFICIT	(314,275)	(305,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,000	$1,247

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended November 30,
	2021	2020

OPERATING EXPENSES:
Professional fees	$4,300	$7,800
General and administrative expense	4,602	4,702

Total Operating Expenses	8,902	12,502

LOSS BEFORE INCOME TAX	(8,902)	(12,502)

INCOME TAX EXPENSE	-	-

NET LOSS	$(8,902)	$(12,502)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	7,000,000	13,200,000

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended November 30, 2021

(Unaudited)

	Preferred Stock		Series A Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, August 31, 2021	-	$-	1	$0	7,000,000	$700	$23,800	$(329,873)	$(305,373)

Net loss	-	-	-	-	-	-	-	(8,902)	(8,902)

Balance, November 30, 2021	-	$-	1	$0	7,000,000	$700	$23,800	$(338,775)	$(314,275)

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

VISIBER57 CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended November 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,902)	$(12,502)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	247	4,663
Accounts payable	8,655	7,839

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - beginning of period	-	-

CASH AND CASH EQUIVALENTS - end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTION
Prepayment made by related party	$-	$13,000
Operating expenses paid by related party	$6,526	$6,839

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

Notes to Unaudited Financial Statements

November 30, 2021

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

Going concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $8,902 and $12,502 for the three months ended November 30, 2021 and 2020, respectively. The working capital deficit was $314,275 as of November 30, 2021. The net cash generated from operating activities was $0 for both the three months ended November 30, 2021 and 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

November 30, 2021

Related party

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At November 30, 2021, there were no outstanding common share equivalents.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 –	RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2021 and 2020, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $6,526 and $6,839 of operating expenses, respectively, and made $0 and $13,000 prepayment, respectively, on behalf of the Company. As of November 30, 2021 and August 31, 2021, the Company had an outstanding payable to 57 Society in the amount of $310,204 and $303,678, respectively. The payable is unsecured, does not bear interest and is due on demand.

The Company’s principal executive offices in Taiwan, which it shares with its controlling shareholder, 57 Society, are furnished to the Company by 57 Society without any charge.

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

Three Months Ended November 30, 2021 and 2020

Revenue

The Company did not generate revenues during the three months ended November 30, 2021 and 2020.

Total Operating Expenses

For the three months ended November 30, 2021, the Company incurred operating expenses, in the amount of $8,902 compared to $12,502 for the three months ended November 30, 2020, a decrease of $3,600 or 28.8%. The decrease was attributable to a decrease in professional fees of $3,500 or 44.87%, primarily due to reduction in accounting fees.

Net Loss

The Company incurred a net loss for the three months ended November 30, 2021, in the amount of $8,902 compared to $12,502 for the three months ended November 30, 2020, a decrease of $3,600 or 28.8%. This decrease is a result of the decrease in total operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of November 30, 2021, the Company’s working capital deficit amounted to $314,275, an increase of $8,902 or 2.92% of working capital deficit as compared to working capital deficit of $305,373 as of August 31, 2021. This decrease in working capital deficit was primarily a result of an increase in the current liability accounts resulting from an increase in due to related party of $6,526 or 2.15% and accounts payable of $2,129 or 72.37%.

During the three months ended November 30, 2021 and 2020, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $6,526 and $6,839, of operating expenses, respectively, and made $0 and $13,000 prepayment, respectively, on behalf of the Company. As of November 30, 2021 and August 31, 2021, the Company had an outstanding payable to 57 Society in the amount of $310,204 and $303,678, respectively. The payable is unsecured, does not bear interest and is due on demand.

For the three months ended November 30, 2021 and 2020, net cash used in operating activities amounted to $0 for both periods.

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

Going Concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $8,902 and $12,502 for the three months ended November 30, 2021 and 2020, respectively. The working capital deficit was $314,275 as of November 30, 2021. The net cash generated from operating activities was $0 for both three months ended November 30, 2021 and 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of November 30, 2021, we had no off-balance sheet arrangements.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of November 30, 2021 because it identified the following material weakness:

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

As a result of his ownership and position, Mr. Hewis able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Mr. Hew’s beneficial stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

ITEM 6.	EXHIBITS

Exhibits

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

3.2	Certificate of Amendment to the Certificate of Incorporation of eBizware Inc. filed with the Delaware Secretary of State on March 23, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on April 11, 2017).

3.3	Certificate of Designation of Series A Preferred Stock, dated June 7, 2021

3.4	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

10.1	Stock Purchase Agreement, dated July 8, 2021, by and between Visiber57 Corp., a Delaware corporation, and 57 Society International, Ltd., a Hong Kong corporation.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISIBER57 CORP.

Date: January 14, 2022	By:	/s/ Choong Jeng Hew
Choong Jeng Hew
President and Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2022	By:	/s/ Chip Jin Eng
Chip Jin Eng
Chief Financial Officer
(Principal Financial Officer)

