Form 10-Q
period 2022-05-31
VISIBER57 CORP.
filed 2022-07-13
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: May 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

VISIBER57 CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	000-55570	61-1633330
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

No. 104-2F, Section 1,Yanping North Road Datong District,Taipei City10341 Taiwan	+886-285012196
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

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

As of July 13, 2022, 7,000,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

VISIBER57 CORP.

Form 10-Q

May 31, 2022

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

VISIBER57 CORP.

BALANCE SHEETS

	May 31, 2022	August 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Prepaid expenses	$4,666	$1,247
Total Current Assets	4,666	1,247

TOTAL ASSETS	$4,666	$1,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,585	$2,942
Due to related party	339,053	303,678

Total Current Liabilities	343,638	306,620

TOTAL LIABILITIES	343,638	306,620

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 75,000,000 shares authorized, no shares issued and outstanding at May 31, 2022 and August 31, 2021	-	-
Common stock, $0.0001 par value, 425,000,000 shares authorized, 7,000,000 shares issued and outstanding at May 31, 2022 and August 31, 2021	700	700

Series A Preferred Stock, $0.0001 par value, 1 share issued and outstanding at May 31, 2022 and August 31, 2021	0	0
Additional paid-in capital	23,800	23,800
Accumulated deficit	(363,472)	(329,873)

TOTAL STOCKHOLDERS’ DEFICIT	(338,972)	(305,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,666	$1,247

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31	May 31	May 31	May 31
	2022	2021	2022	2021

OPERATING EXPENSES:
Professional fees	$4,300	$6,800	$19,900	$14,900
General and administrative expense	4,540	3,941	13,699	12,739

Total Operating Expenses	8,840	10,741	33,599	27,639

LOSS BEFORE INCOME TAX	(8,840)	(10,741)	(33,599)	(27,639)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(8,840)	$(10,741)	$(33,599)	$(27,639)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	7,000,000	13,200,000	7,000,000	13,200,000

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended May 31, 2022

(Unaudited)

	Preferred Stock		Series A Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, August 31, 2021	-	$-	1	$0	7,000,000	$700	$23,800	$(329,873)	$(305,373)

Net loss	-		-	-	-	-	-	(8,902)	(8,902)

Balance, November 30, 2021	-	$-	1	$0	7,000,000	$700	$23,800	$(338,775)	$(314,275)

Net loss	-		-	-	-	-	-	(15,857)	(15,857)

Balance, February 28, 2022	-	$-	1	$0	7,000,000	$700	$23,800	$(354,632)	$(330,132)

Net loss	-		-	-	-	-	-	(8,840)	(8,840)

Balance, May 31, 2022	-	$-	1	$0	7,000,000	$700	$23,800	$(363,472)	$(338,972)

The accompanying notes are an integral part of these unaudited financial statements.

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, August 31, 2020	-	$-	13,200,000	$1,320	$23,180	$(293,458)	$(268,958)

Net loss	-	-	-	-	-	(12,502)	(12,502)

Balance, November 30, 2020	-	$-	13,200,000	$1,320	$23,180	$(305,960)	$(281,460)

Net loss	-	-	-	-	-	(4,396)	(4,396)

Balance, February 28, 2021	-	$-	13,200,000	$1,320	$23,180	$(310,356)	$(285,856)

Net loss	-	-	-	-	-	(10,741)	(10,741)

Balance, May 31, 2021	-	$-	13,200,000	$1,320	$23,180	$(321,097)	$(296,597)

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,599)	$(27,639)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	1,247	2,330
Accounts payable	32,352	25,309

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - beginning of period	-	-

CASH AND CASH EQUIVALENTS - end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTIONS:
Prepayment made by a related party	$4,666	$4,664
Operating expense paid by a related party	$30,709	$26,714

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

Notes to Unaudited Financial Statements

May 31, 2022

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

Going concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $33,599 and $27,639 for the nine months ended May 31, 2022 and 2021, respectively. The working capital deficit was $338,972 as of May 31, 2022. The net cash generated from operating activities was $0 for both nine months ended May 31, 2022 and 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

May 31, 2022

Related party

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At May 31, 2022, there were no outstanding common share equivalents.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 –	RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2022 and 2021, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $30,709 and $26,714, of operating expenses, respectively, and made $4,666 and $4,664 prepayment, respectively, on behalf of the Company. As of May 31, 2022 and August 31, 2021, the Company had an outstanding payable to 57 Society in the amount of $339,053 and $303,678, respectively. The payable is unsecured, does not bear interest and is due on demand.

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

Three and Nine Months Ended May 31, 2022 and 2021

Revenue

The Company did not generate revenues during the three and nine months ended May 31, 2022 and 2021.

Total Operating Expenses

For the three months ended May 31, 2022, the Company incurred operating expenses, in the amount of $8,840 compared to $10,741 for the three months ended May 31, 2021, a decrease of $1,901 or 17.71%. The decrease was attributable to a decrease in professional fees of $2,500 or 36.77%, primarily due to reduction in legal fees incurred for consultation on the issue related to the Company’s common stocks and preferred stock in 2021.

For the nine months ended May 31, 2022, the Company incurred operating expenses in the amount of $33,599 compared to $27,639 for the nine months ended May 31, 2021, an increase of $5,960 or 21.6%. The increase was attributable to an increase in professional fees of $5,000 or 33.56%, primarily due to increase in accounting fees.

Net Loss

The Company incurred a net loss for the three months ended May 31, 2022 in the amount of $8,840 compared to $10,741 for the three months ended May 31, 2021, a decrease of $1,901 or 17.71%. This was a result of the decrease in total legal expenses as discussed above.

The Company incurred a net loss for the nine months ended May 31, 2022, in the amount of $33,599 compared to $27,639 for the nine months ended May 31, 2021, an increase of $5,960 or 21.6%. This increase is a result of the increase in total operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of May 31, 2022, the Company’s working capital deficit amounted to $338,972, an increase of $33,599 or 11.00% of working capital deficit as compared to working capital deficit of $305,373 as of August 31, 2021. This increase in working capital deficit was primarily a result of an increase in the current liability accounts resulting from an increase in due to related party of $35,375 or 11.64% and accounts payable of $1,643 or 55.85%.

During the nine months ended May 31, 2022 and 2021, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $30,709 and $26,714, of operating expenses, respectively, and made $4,666 and $4,664 prepayment, respectively, on behalf of the Company. As of May 31, 2022 and August 31, 2021, the Company had an outstanding payable to 57 Society in the amount of $339,053 and $303,678, respectively. The payable is unsecured, does not bear interest and is due on demand.

For the three and nine months ended May 31, 2022 and 2021, net cash used in operating activities amounted to $0 for both periods.

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

Going Concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $33,599 and $27,639 for the nine months ended May 31, 2022 and 2021, respectively. The working capital deficit was $338,972 as of May 31, 2022. The net cash generated from operating activities was $0 for both nine months ended May 31, 2022 and 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of May 31, 2022, we had no off-balance sheet arrangements.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of May 31, 2022 because it identified the following material weakness:

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

ITEM 6.	EXHIBITS

Exhibits

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

3.2	Certificate of Amendment to the Certificate of Incorporation of eBizware Inc. filed with the Delaware Secretary of State on March 23, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on April 11, 2017).

3.3*	Certificate of Designation of Series A Preferred Stock, dated June 7, 2021

3.4	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-201239) filed with the SEC on December 23, 2014).

10.1*	Stock Purchase Agreement, dated July 8, 2021, by and between Visiber57 Corp., a Delaware corporation, and 57 Society International, Ltd., a Hong Kong corporation.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISIBER57 CORP.

Date: July 13, 2022	By:	/s/ Choong Jeng Hew
Choong Jeng Hew
President and Chief Executive Officer (Principal Executive Officer)

Date: July 13, 2022	By:	/s/ Chip Jin Eng
Chip Jin Eng
Chief Financial Officer
(Principal Financial Officer)

