Form 10-Q
period 2022-11-30
VISIBER57 CORP.
filed 2023-01-13
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: November 30, 2022

or

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

As of January 13, 2023, 7,000,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

VISIBER57 CORP.

Form 10-Q

November 30, 2022

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

VISIBER57 CORP.

BALANCE SHEETS

	November 30,2022	August 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Prepaid expenses	$11,850	$1,623
Total Current Assets	11,850	1623

TOTAL ASSETS	$11,850	$1,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$14,238	$5,880
Due to related party	360,661	346,441

Total Current Liabilities	374,899	352,321

TOTAL LIABILITIES	374,899	352,321

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 75,000,000 shares authorized, no shares issued and outstanding at November 30, 2022 and August 31, 2022	-	-
Common stock, $0.0001 par value, 425,000,000 shares authorized, 7,000,000 shares issued and outstanding at November 30, 2022 and August 31, 2022	700	700
Series A Preferred Stock, $0.0001 par value, 1 share issued and outstanding at November 30, 2022 and August 31, 2022	0	0

Additional paid-in capital	23,800	23,800
Accumulated deficit	(387,549)	(375,198)

TOTAL STOCKHOLDERS’ DEFICIT	(363,049)	(350,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,850	$1,623

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended November 30,
	2022	2021

OPERATING EXPENSES:
Professional fees	$8,025	$4,300
General and administrative expense	4,326	4,602

Total Operating Expenses	12,351	8,902

LOSS BEFORE INCOME TAX	(12,351)	(8,902)

INCOME TAX EXPENSE	-	-

NET LOSS	$(12,351)	$(8,902)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	7,000,000	7,000,000

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended November 30, 2022

(Unaudited)

	Preferred Stock		Series A Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, August 31, 2022	-	$-	1	$0	7,000,000	$700	$23,800	$(375,198)	$(350,698)

Net loss	-		-	-	-	-	-	(12,351)	(12,351)

Balance, November 30, 2022	-	$-	1	$0	7,000,000	$700	$23,800	$(387,549)	$(363,049)

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

VISIBER57 CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended November 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,351)	$(8,902)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	1,623	247
Accounts payable	10,728	8,655

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - beginning of period	-	-

CASH AND CASH EQUIVALENTS - end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTION
Prepayment made by related party	$11,850	$-
Operating expenses paid by related party	$2,370	$6,526

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

Notes to Unaudited Financial Statements

November 30, 2022

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

Going concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $12,351 and $8,902 for the three months ended November 30, 2022 and 2021, respectively. The working capital deficit was $363,049 as of November 30, 2022. The net cash generated from operating activities was $0 for both the three months ended November 30, 2022 and 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

November 30, 2022

Related party

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At November 30, 2022, there were no outstanding common share equivalents.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2022 and 2021, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $2,370and $6,526 of operating expenses, respectively, and made $11,850 and $0 prepayment, respectively, on behalf of the Company. As of November 30, 2022 and August 31, 2022, the Company had an outstanding payable to 57 Society in the amount of $360,661 and $346,441, respectively. The payable is unsecured, does not bear interest and is due on demand.

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

Three Months Ended November 30, 2022 and 2021

Revenue

The Company did not generate revenues during the three months ended November 30, 2022 and 2021.

Total Operating Expenses

For the three months ended November 30, 2022, the Company incurred operating expenses, in the amount of $12,351 compared to $8,902 for the three months ended November 30, 2021, an increase of $3,449 or 38.74%. The increase was attributable to an increase in professional fees of $3,725 or 86.63%, primarily due to increase in auditing fees.

Net Loss

The Company incurred a net loss for the three months ended November 30, 2022, in the amount of $12,351 compared to $8,902 for the three months ended November 30, 2021, an increase of $3,449 or 38.74%. This increase is a result of the increase in total operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of November 30, 2022, the Company’s working capital deficit amounted to $363,049, an increase of $12,351 or 3.52% of working capital deficit as compared to working capital deficit of $350,698as of August 31, 2022. The increase in working capital deficit was primarily a result of an increase in the current liability accounts resulting from an increase in due to related party of $14,220 and accounts payable of $8,358 or 142.14%.

During the three months ended November 30, 2022 and 2021, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $2,370 and $6,526, of operating expenses, respectively, and made $11,850 and $0 prepayment, respectively, on behalf of the Company. As of November 30, 2022 and August 31, 2022, the Company had an outstanding payable to 57 Society in the amount of $360,661 and $346,441, respectively. The payable is unsecured, does not bear interest and is due on demand.

For the three months ended November 30, 2022 and 2021, net cash used in operating activities amounted to $0 for both periods.

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

Going Concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $12,351 and $8,902 for the three months ended November 30, 2022 and 2021, respectively. The working capital deficit was $363,049as of November 30, 2022. The net cash generated from operating activities was $0 for both three months ended November 30, 2022 and 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of November 30, 2022, we had no off-balance sheet arrangements.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of November 30, 2022 because it identified the following material weakness:

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

VISIBER57 CORP.

Date: January 13, 2023	By:	/s/ Choong Jeng Hew
Choong Jeng Hew
President and Chief Executive Officer (Principal Executive Officer)

Date: January 13, 2023	By:	/s/ Chip Jin Eng
Chip Jin Eng
Chief Financial Officer
(Principal Financial Officer)

