Form 10-Q
period 2023-02-28
VISIBER57 CORP.
filed 2023-04-28
CIK 1627041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: February 28, 2023

or

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

VISIBER57 CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	000-55570	61-1633330
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

No. 104-2F, Section 1,Yanping North Road Datong District,Taipei City 10341 Taiwan	+886-285012196
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

As of April 28, 2023, 7,000,000 shares of the registrant’s common stock, Par value $0.0001 per share, were outstanding.

VISIBER57 CORP.

Form 10-Q

February 28, 2023

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

VISIBER57 CORP.

BALANCE SHEETS

	February 28, 2023	August 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Prepaid expenses	$8,295	$1,623
Total Current Assets	8,295	1,623

TOTAL ASSETS	$8,295	$1,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$12,679	$5,880
Due to related party	376,551	346,441

Total Current Liabilities	389,230	352,321

TOTAL LIABILITIES	389,230	352,321

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 75,000,000 shares authorized, no shares issued and outstanding at February 28, 2023 and August 31, 2022	-	-
Common stock, $0.0001 par value, 425,000,000 shares authorized, 7,000,000 shares issued and outstanding at February 28, 2023 and August 31, 2022	700	700
Series A Preferred Stock, $0.0001 par value, 1 share issued and outstanding at February 28, 2023 and August 31, 2022	0	0

Additional paid-in capital	23,800	23,800
Accumulated deficit	(405,435)	(375,198)
TOTAL STOCKHOLDERS’ DEFICIT	(380,935)	(350,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,295	$1,623

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28	February 28	February 28	February 28
	2023	2022	2023	2022

OPERATING EXPENSES:
Professional fees	$13,175	$11,300	$21,200	$15,600
General and administrative expense	4,711	4,557	9,037	9,159

Total Operating Expenses	17,886	15,857	30,237	24,759

LOSS BEFORE INCOME TAX	(17,886)	(15,857)	(30,237)	(24,759)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(17,886)	$(15,857)	$(30,237)	$(24,759)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common shares - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	7,000,000	7,000,000	7,000,000	7,000,000

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended February 28, 2023

(Unaudited)

	Preferred Stock		Series A Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, August 31, 2022	-	$-	1	$0	7,000,000	$700	$23,800	$(375,198)	$(350,698)

Net loss	-	-	-	-	-	-	-	(12,351)	(12,351)

Balance, November 30, 2022	-	$-	1	$0	7,000,000	$700	$23,800	$(387,549)	$(363,049)

Net loss	-	-	-	-	-	-	-	(17,886)	(17,886)

Balance, February 28, 2023	-	$-	1	$0	7,000,000	$700	$23,800	$(405,435)	$(380,935)

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended February 28, 2022

(Unaudited)

	Preferred Stock		Series A Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, August 31, 2021	-	$-	1	$0	7,000,000	$700	$23,800	$(329,873)	$(305,373)

Net loss	-	-	-	-	-	-	-	(8,902)	(8,902)

Balance, November 30, 2021	-	$-	1	$0	7,000,000	$700	$23,800	$(338,775)	$(314,275)

Net loss	-	-	-	-	-	-	-	(15,857)	(15,857)

Balance, February 28, 2022	-	$-	1	$0	7,000,000	$700	$23,800	$(354,632)	$(330,132)

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended February 28,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,237)	$(24,759)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	1,623	1,247
Accounts payable	28,614	23,512

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - beginning of period	-	-

CASH AND CASH EQUIVALENTS - end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH TRANSACTION
Prepayment made by related party	$8,295	$8,167
Operating expenses paid by related party	$21,815	$16,912

The accompanying notes are an integral part of these unaudited financial statements.

VISIBER57 CORP.

Notes to Unaudited Financial Statements

February 28, 2023

NOTE 1 –ORGANIZATION AND NATURE OF OPERATIONS

VISIBER57 Corp. (the “Company”), was incorporated in the State of Delaware on December 31, 2013 and established a fiscal year end of August 31. Effective on March 23, 2017, the Company changed its name to VISIBER57 CORP. and its trading symbol to “VCOR” effective April 11, 2017 in connection with its plan to expand its business and rebrand its identity. The Company was engaged in the electronic management and appointment of licensed producers in the insurance industry of the United States. On March 22, 2023, the Company filed a Form 8-K with the Securities and Exchange Commission to report a change in shell company status.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $30,237 and $24,759 for the six months ended February 28, 2023 and 2022, respectively. The working capital deficit was $380,935 as of February 28, 2023. The net cash generated from operating activities was $0 for both the six months ended February 28, 2023 and 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

February 28, 2023

Related party

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. At February 28, 2023, there were no outstanding common share equivalents.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 –RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2023 and 2022, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $21,815 and $16,912 of operating expenses, respectively, and made $8,295 and $8,167 prepayment for OTC market annual fee, respectively, on behalf of the Company. As of February 28, 2023 and August 31, 2022, the Company had an outstanding payable to 57 Society in the amount of $376,551 and $346,441, respectively. The payable is unsecured, does not bear interest and is due on demand.

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

On March 22, 2023, the Company filed a Form 8-K with the Securities and Exchange Commission to report a change in shell company status.

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

Three and Six Months Ended February 28, 2023 and 2022

Revenue

The Company did not generate revenues during the three and six months ended February 28, 2023 and 2022.

Total Operating Expenses

For the three months ended February 28, 2023, the Company incurred operating expenses, in the amount of $17,886 compared to $15,857 for the three months ended February 28, 2022, an increase of $2,029 or 12.80%. The increase was attributable to an increase in professional fees of $1,875 or 16.59%, primarily due to an increase in accounting fees.

For the six months ended February 28, 2023, the Company incurred operating expenses in the amount of $30,237 compared to $24,759 for the six months ended February 28, 2022, an increase of $5,478 or 22.13%. The increase was attributable to an increase in professional fees of $5,600 or 35.90%, primarily due to an increase in accounting fees.

Net Loss

The Company incurred a net loss for the three months ended February 28, 2023, in the amount of $17,886 compared to $15,857 for the three months ended February 28, 2022, an increase of $2,209 or 12.80%. This increase is a result of the increase in total operating expenses discussed above.

The Company incurred a net loss for the six months ended February 28, 2023, in the amount of $30,237 compared to $24,759 for the six months ended February 28, 2022, an increase of $5,478 or 22.13%. This increase was a result of the increase in total operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of February 28, 2023, the Company’s working capital deficit amounted to $380,935, an increase of $30,237 or 8.62% of working capital deficit as compared to working capital deficit of $350,698 as of August 31, 2022. This increase in working capital deficit was primarily a result of an increase in the current liability accounts resulting from an increase in due to related party of $30,110 or 8.69% and accounts payable of $6,799 or 115.63%.

During the six months ended February 28, 2023 and 2022, 57 Society, a Company under the common control of Choong Jeng Hew, the Company’s Chief Executive Officer, paid $21,815 and $16,912 of operating expenses, respectively, and made $8,295 and $8,167 prepayment, respectively, on behalf of the Company. As of February 28, 2023 and August 31, 2022, the Company had an outstanding payable to 57 Society in the amount of $376,551 and $346,441, respectively. The payable is unsecured, does not bear interest and is due on demand.

For the three and six months ended February 28, 2023 and 2022, net cash used in operating activities amounted to $0 for both periods.

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

Going Concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $30,237 and $24,759 for the six months ended February 28, 2023 and 2022, respectively. The working capital deficit was $380,935 as of February 28, 2023. The net cash generated from operating activities was $0 for both the six months ended February 28, 2023 and 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of this report.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of February 28, 2023, we had no off-balance sheet arrangements.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of February 28, 2023 because it identified the following material weakness:

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

VISIBER57 CORP.

Date: April 28, 2023	By:	/s/ Choong Jeng Hew
Choong Jeng Hew
President and Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2023	By:	/s/ Chip Jin Eng
Chip Jin Eng
Chief Financial Officer
(Principal Financial Officer)

